Form 10-Q
period 2015-01-31
I-Minerals Inc
filed 2015-03-17
CIK 1405663

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: January 31, 2015

 [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number:  000-55321

I-MINERALS INC.
(Exact name of registrant as specified in its charter)

Canada	20-4644299
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 880, 580 Hornby Street, Vancouver, BC, Canada V6E 3M4
(Address of principal executive offices)(Zip Code)

(877) 303-6573
Registrant’s telephone number, including area code

Not applicable
(Former name or former address if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  [X]   No  [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes  [X]   No  [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).
Yes  [  ]   No  [X]

As of March 17, 2015, the registrant had 79,255,728 outstanding shares of common stock.

I-Minerals Inc.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

I-Minerals Inc.

Condensed Consolidated Financial Statements
For the nine months ended January 31, 2015
(Unaudited - Expressed in US dollars)

I-Minerals Inc. Condensed Consolidated Balance Sheets
(Unaudited - Expressed in US dollars)

	Notes	January 31, 2015 $	April 30, 2014 $
ASSETS
Current assets
Cash		55,652	604,936
Receivables and prepaids		345,310	109,007
		400,962	713,943
Equipment		16,113	19,547
Mineral property interest		305,850	305,850
Deposits		14,932	8,728

TOTAL ASSETS		737,857	1,048,068

LIABILITIES
Current liabilities
Accounts payable and accrued liabilities	3,8	744,385	607,226
		744,385	607,226
Promissory notes	4	5,510,462	4,346,769
Second promissory notes	5	192,285	-
Derivative liabilities	2,6	690,820	3,280,245
TOTAL LIABILITIES		7,137,952	8,234,240

CAPITAL DEFICIT
Capital Stock
Authorized:
Unlimited common shares with no par value
Issued and fully paid: 79,255,728 (April 30, 2014 - 76,019,706)	7	16,586,067	15,935,039
Additional paid-in capital		1,822,604	1,548,395
Commitment to issue shares	4,5	18,915	79,223
Deficit		(24,827,681)	(24,748,829)
TOTAL CAPITAL DEFICIT		(6,400,095)	(7,186,172)

TOTAL LIABILITIES AND CAPITAL DEFICIT		737,857	1,048,068

The accompanying notes are an integral part of these consolidated financial statements.

I-Minerals Inc. Condensed Consolidated Statements of Loss
(Unaudited - Expressed in US dollars)

		Three months ended January 31,		Nine months ended January 31,
	Notes	2015 $	2014 $	2015 $	2014 $

OPERATING EXPENSES
Amortization		1,416	2,094	4,238	6,283
Management and consulting fees	7	272,913	77,897	366,149	215,514
Mineral property expenditures		464,615	453,158	1,118,699	1,444,825
General and miscellaneous		117,315	102,303	271,463	184,663
Professional fees		120,933	46,854	484,208	132,509

		(977,192)	(682,306)	(2,244,757)	(1,983,794)
OTHER (EXPENSE) INCOME
Foreign exchange gain		3,774	1,394	5,313	6,651
Loss on extinguishment of debt		-	-	-	(335,297)
Accretion expense	4,5	(35,806)	(7,882)	(84,548)	(8,698)
Interest expense	4,5	(173,061)	(109,302)	(485,163)	(252,668)
Change in fair value of derivative liabilities	2,6	754,598	(126,358)	2,730,303	(1,907,092)

LOSS FOR THE PERIOD		(427,687)	(924,454)	(78,852)	(4,480,898)

Loss per share – basic and diluted		(0.01)	(0.01)	(0.00)	(0.06)

Weighted average number of shares outstanding		78,158,611	71,792,306	77,055,768	69,767,624

The accompanying notes are an integral part of these consolidated financial statements.

I-Minerals Inc. Condensed Consolidated Statements of Cash Flows For the nine months ended January 31, 2015 and 2014
(Unaudited - Expressed in US dollars)

	2015 $	2014 $
OPERATING ACTIVITIES
Loss for the period	(78,852)	(4,480,898)
Items not involving cash:
Amortization	4,238	6,283
Stock-based compensation	294,186	155,847
Unrealized foreign exchange	-	(4,420)
Loss on extinguishment of debt	-	335,297
Accretion expense	84,548	8,698
Change in fair value of derivative liabilities	(2,730,303)	1,907,092
Change in non-cash operating working capital items:
Receivables and prepaids	(236,303)	(65,905)
Accounts payable and accrued liabilities	661,025	259,895

Cash flows used in operating activities	(2,001,461)	(1,878,111)

INVESTING ACTIVITIES
Deposits recovered (paid)	(6,204)	50,000
Purchase of equipment	(804)	(8,276)

Cash flows (used in) provided by investing activities	(7,008)	41,724

FINANCING ACTIVITIES
Proceeds from exercise of stock options	9,185	-
Proceeds from private placement, net of cash issue costs	-	533,414
Promissory notes received	1,233,000	1,895,000
Second promissory notes received	217,000	-
Demand loans repaid	-	(100,000)

Cash flows from financing activities	1,459,185	2,328,414

(DECREASE) INCREASE IN CASH	(549,284)	492,027

CASH, BEGINNING OF THE PERIOD	604,936	43,196

CASH, END OF THE PERIOD	55,652	535,223

SUPPLEMENTAL CASH FLOW INFORMATION

Interest paid	-	7,211
Taxes paid	-	-

The accompanying notes are an integral part of these consolidated financial statements.

I-Minerals Inc. Condensed Consolidated Statements of Capital Deficit For the nine months ended January 31, 2015
(Unaudited - Expressed in US dollars)

	Number of Shares #	Amount $	Commitment to Issue Shares $	Additional Paid-in Capital $	Accumulated Deficit $	Total Capital Deficit $

Balance at April 30, 2014	76,019,706	15,935,039	79,223	1,548,395	(24,748,829)	(7,186,172)

Issued during the period:
Shares issued pursuant to the exercise of stock options	100,000	9,185	-	-	-	9,185
Shares issued as a debt discount	772,760	168,000	(79,223)	-	-	88,777
Shares issuable as a debt discount	-	-	18,915	-	-	18,915
Shares issued to settle accounts payable and accrued liabilities	2,363,262	466,272	-	57,594	-	523,866
Transfer of value on exercise of stock options	-	7,571	-	(7,571)	-	-
Share-based payments	-	-	-	224,186	-	224,186
Loss for the period	-	-	-	-	(78,852)	(78,852)

Balance at January 31, 2015	79,255,728	16,586,067	18,915	1,822,604	(24,827,681)	(6,400,095)

The accompanying notes are an integral part of these consolidated financial statements.

I-Minerals Inc. Notes to the Condensed Consolidated Financial Statements For the nine months ended January 31, 2015
(Unaudited - Expressed in US dollars except where otherwise indicated)

1.	NATURE OF BUSINESS AND BASIS OF PRESENTATION AND LIQUIDITY:

I-Minerals Inc. (the “Company”) was incorporated under the laws of British Columbia, Canada, in 1984. The Company is listed for trading on the TSX Venture Exchange under the symbol “IMA” and the OTCQX marketplace under the symbol “IMAHF”.

The Company’s principal business is the development of the Helmer-Bovill industrial mineral property (“the property”) located in Latah County, Idaho. The Helmer-Bovill property is comprised of twelve mineral leases that host potentially economic deposits of feldspar, quartz and kaolinitic clays, primarily kaolinite and halloysite.

Basis of Presentation and Liquidity

The accompanying unaudited condensed financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information as well as Article 10 of Regulation S-X on the basis that the Company will continue as a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for the next year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At January 31, 2015, the Company had not yet achieved profitable operations, had an accumulated deficit of $24,827,681 since inception and expects to incur further losses in the development of its business, all of which casts substantial doubt upon the Company’s ability to continue as a going concern and, therefore, that it may be unable to realize its assets and discharge its liabilities in the normal course of business.

Accordingly, the financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of our management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included. Operating results for the nine months ended January 31, 2015 are not necessarily indicative of the results that may be expected for the full year ending April 30, 2015. All amounts presented are in US dollars except where otherwise indicated. For further information refer to the financial statements and footnotes thereto for the year ended April 30, 2014 included in the Company’s Registration Statement on Form 10/A filed on December 24, 2014.

The Company’s ability to continue as a going concern is dependent upon its ability to complete a feasibility study, to obtain the necessary financing to develop the property and to meet its obligations and repay its liabilities arising from normal business operations when they come due. Although the Company has been successful in the past in obtaining financing, there is no assurance that it will be able to obtain adequate financing in the future or that such financing will be on terms advantageous to the Company. The Company is currently receiving funds from a company controlled by a director of the Company through promissory notes (Notes 5 and 11).

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Financial Instruments and Fair Value Measures

The book value of cash, accounts receivable, and accounts payable and accrued liabilities approximate their fair values due to the immediate or short-term maturity of those instruments. The fair value hierarchy under US GAAP is based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

Level 1 -	quoted prices (unadjusted) in active markets for identical assets or liabilities;
Level 2 -	observable inputs other than Level I, quoted prices for similar assets or liabilities in active prices whose inputs are observable or whose significant value drivers are observable; and
Level 3 -	assets and liabilities whose significant value drivers are unobservable by little or no market activity and that are significant to the fair value of the assets or liabilities.

I-Minerals Inc. Notes to the Condensed Consolidated Financial Statements For the nine months ended January 31, 2015
(Unaudited - Expressed in US dollars except where otherwise indicated)

The Company’s Promissory Notes and Second Promissory Notes are based on Level 2 inputs in the ASC 820 fair value hierarchy. The Company calculated the fair value of these instruments by discounting future cash flows using rates representative of current borrowing rates. At January 31, 2015, the Promissory Notes had a fair value of $5,528,039 (April 30, 2014 - $4,368,045) and the Second Promissory Notes had a fair value of $204,312 (April 30, 2014 - $nil).

The Company had certain Level 3 liabilities required to be recorded at fair value on a recurring basis in accordance with US GAAP as at January 31, 2015 and April 30, 2014. As at January 31, 2015, the Company’s Level 3 liabilities consisted of the warrants issued in connection with the Company’s offering of equity units in a private placement and warrants issued as financing fees as well as the grant of share purchase options granted to non-employees.

The resulting Level 3 liabilities have no active market and are required to be measured at their fair value each reporting period based on information that is unobservable.

A summary of the Company’s Level 3 liabilities for the nine months ended January 31, 2015 and 2014 is as follows:

	January 31, 2015 $	January 31, 2014 $

Warrants (Note 6)

Beginning fair value	3,211,386	234,596
Issuance	70,878	289,314
Change in fair value	(2,686,359)	1,828,211
Ending fair value	595,905	2,352,121

Non-employee options (Note 7(c))

Beginning fair value	68,859	1,607
Issuance	70,000	30,272
Change in fair value	(43,944)	78,881
Ending fair value	94,915	110,760

Total Level 3 liabilities	690,820	2,462,881

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment). There were no assets or liabilities measured at fair value on a nonrecurring basis during the periods ended January 31, 2015 and April 30, 2014.

Loss Per Share

The basic loss per common share is computed by dividing loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. For the nine months ended January 31, 2015, loss per share excludes 29,288,934 (2014 – 27,333,976) potentially dilutive common shares (related to outstanding options and warrants and a commitment to issue shares and warrants) as their effect was anti-dilutive.

I-Minerals Inc. Notes to the Condensed Consolidated Financial Statements For the nine months ended January 31, 2015
(Unaudited - Expressed in US dollars except where otherwise indicated)

3.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES:

	January 31, 2015 $	April 30, 2014 $

Trade payables	449,575	272,436
Amounts due to related parties (Note 8)	176,334	177,611
Interest payable on promissory notes and second promissory notes	118,476	157,179

Total accounts payable and accrued liabilities	744,385	607,226

4.	PROMISSORY NOTES:

	January 31, 2015 $	April 30, 2014 $

Promissory notes	5,510,462	4,346,769

Total promissory notes	5,510,462	4,346,769

On September 13, 2013 and January 27, 2014, the Company entered into additional agreements with a company controlled by a director of the Company (the “Lender”) pursuant to which up to $5,787,280 will be advanced to the Company in tranches, of which $5,787,280 had been advanced as at January 31, 2015 (the “Promissory Notes”). The Promissory Notes mature as to $1,000,000 on December 31, 2015, $2,000,000 on June 30, 2016 and the balance due on December 31, 2016. Certain conditions may result in early repayment. On December 4, 2014, the maturity dates of the Promissory Notes were amended so that the maturity dates are the later of the original maturity dates and one year after resolution of the IIM litigation (Note 9).

The Promissory Notes bear interest at the rate of 12% per annum and during the nine months ended January 31, 2015, the Company recorded interest of $483,982 (2014 - $240,677). During the three months ended January 31, 2015, the Company recorded interest of $171,880 (2014 - $109,302). Interest is payable semi-annually as calculated on May 31st and November 30th. Interest is to be paid either in cash or in common shares at the option of the Lender. During the nine months ended January 31, 2015, the Company settled $523,866 of interest payable on the Promissory Notes by the issuance of 2,363,262 common shares at the fair value of $466,272 based on their quoted market price at the date of issuance. Accordingly, the Company recorded an increase in additional paid-in capital on extinguishment of debt of $57,594. The interest settled was for the period from January 1, 2014 to November 30, 2014.

The Company and the Lender have agreed that the Lender is to receive bonus shares equal to 6% of each loan tranche advanced divided by the Company’s common share market price where, for purposes of calculating the number of shares issuable for each loan tranche, the Company’s common share market share price is discounted by 25% as allowed by regulation. The amount of bonus shares issued is subject to a minimum price of CDN$0.105 and a maximum of 1,720,649 bonus shares. In addition, the Company will issue the Lender an equal number of share purchase warrants for each loan tranche advanced. Each bonus share purchase warrant will entitle the Lender to purchase one common share of the Company at a price equal to the greater of (a) the market price of the Company’s common shares on the date of the advance and (b) the volume weighted average price of the Company’s common shares over the twenty trading days immediately prior to the date of the advance. The bonus share purchase warrants expire on the earlier of (a) December 1, 2016 and (b) the date the advance has been repaid in full, including interest.

I-Minerals Inc. Notes to the Condensed Consolidated Financial Statements For the nine months ended January 31, 2015
(Unaudited - Expressed in US dollars except where otherwise indicated)

During the nine months ended January 31, 2015, the Company issued 772,760 bonus shares to the Lender at the fair value of $168,000, based on their quoted market price at the date the shares were committed to being issued, including 313,350 shares having a fair value of $79,223 that the Company had previously committed to issue. The Company was committed to issuing an additional 13,588 bonus shares to the Lender at the fair value of $2,640. The fair value of the bonus shares was determined by reference to the trading price of the Company’s common shares on the date the advances were received.

The fair value of 472,998 bonus share purchase warrants committed to be issued (based on advances received during the period) during the nine months ended January 31, 2015 of $60,161 was estimated using the Black-Scholes option pricing model with the following weighted average assumptions: stock price – CDN$0.23; exercise price – CDN$0.24; expected risk-free interest rate – 1.15%; expected life – 2.2 years; expected volatility – 113% and expected dividend rate – 0%.

The aggregate finance fees are recorded against the Promissory Notes balance and are being amortized to the Statement of Loss over the life of the Promissory Notes using the effective interest method. The unamortized debt discount as at January 31, 2015 is $276,818 (April 30, 2014 – $207,511).

The Promissory Notes are collateralized by the Company’s Helmer-Bovill Property.

5.	SECOND PROMISSORY NOTES:

	January 31, 2015 $	April 30, 2014 $

Second promissory notes	192,285	-

Total second promissory notes	192,285	-

On February 18, 2015, the Company entered into an agreement with a company controlled by a director of the Company (the “Lender”) pursuant to which up to $4,463,000 will be advanced to the Company in tranches, of which $217,000 had been advanced as at January 31, 2015 (the “Second Promissory Notes”). The Second Promissory Notes mature as to $1,000,000 one year after resolution of the IIM litigation (Note 9), $2,000,000 one and a half years after resolution of the IIM litigation and the balance due two years after resolution of the IIM litigation. Certain conditions may result in early repayment.

The Second Promissory Notes bear interest at the rate of 12% per annum and during the nine months ended January 31, 2015, the Company recorded interest of $1,181 (2014 - $nil). During the three months ended January 31, 2015, the Company recorded interest of $1,181 (2014 - $nil). Interest is payable semi-annually as calculated on May 31st and November 30th. Interest is to be paid either in cash or in common shares at the option of the Lender.

The Company and the Lender have agreed that the Lender is to receive bonus shares equal to 7.5% of each loan tranche advanced divided by the Company’s common share market price. In addition, the Company will issue the Lender an equal number of share purchase warrants for each loan tranche advanced. Each bonus share purchase warrant will entitle the Lender to purchase one common share of the Company at a price equal to the greater of (a) the market price of the Company’s common shares on the date of the advance and (b) the volume weighted average price of the Company’s common shares over the twenty trading days immediately prior to the date of the advance. The bonus share purchase warrants expire on the earlier of (a) December 1, 2018 and (b) the date the advance has been repaid in full, including interest.

At January 31, 2015, the Company was committed to issuing 82,368 bonus shares to the Lender at the fair value of $16,275. The fair value of the bonus shares was determined by reference to the trading price of the Company’s common shares on the date the advances were received.

I-Minerals Inc. Notes to the Condensed Consolidated Financial Statements For the nine months ended January 31, 2015
(Unaudited - Expressed in US dollars except where otherwise indicated)

The fair value of 82,368 bonus share purchase warrants committed to be issued (based on advances received during the period) during the nine months ended January 31, 2015 of $10,717 was estimated using the Black-Scholes option pricing model with the following weighted average assumptions: stock price – CDN$0.24; exercise price – CDN$0.24; expected risk-free interest rate – 1.83%; expected life – 4.0 years; expected volatility – 94% and expected dividend rate – 0%.

The aggregate finance fees are recorded against the Second Promissory Notes balance and are being amortized to the Statement of Loss over the life of the Second Promissory Notes using the effective interest method. The unamortized debt discount as at January 31, 2015 is $24,715 (April 30, 2014 – $nil).

The Second Promissory Notes are collateralized by the Company’s Helmer-Bovill Property.

6.	WARRANT LIABILITIES:

The Company has share purchase warrants exercisable into common shares at an exercise price denominated in Canadian dollars. As a variable amount of US dollars are exercisable into a fixed number of common shares, the share purchase warrants are classified as derivative liabilities.

The Company records the fair value of the share purchase warrants in accordance with ASC 815, “Derivatives and Hedging”. The Company uses the Black-Scholes option pricing model to calculate the fair values of the derivative liabilities. The fair value of the derivative liability is revalued on each balance sheet date with corresponding gains and losses recorded in the consolidated statement of loss.

$

Balance, April 30, 2014	3,211,386

Bonus warrants issuable pursuant to Promissory Notes (Note 4)	60,161
Bonus warrants issuable pursuant to Second Promissory Notes (Note 5)	10,717
Change in fair value of warrant derivatives	(2,686,359)

Balance, January 31, 2015	595,905

Warrant Derivative Liabilities

At January 31, 2015, the Company determined the fair value of Warrant Derivative Liabilities to be $595,905 (April 30, 2014 - $3,211,386) as estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	January 31, 2015	April 30, 2014

Stock price (CDN$)	0.20	0.28
Exercise price (CDN$)	0.38	0.38
Risk-free interest rate (%)	1.00	1.13
Expected life (years)	1.29	2.02
Expected volatility (%)	76	117
Expected dividends ($)	Nil	Nil

I-Minerals Inc. Notes to the Condensed Consolidated Financial Statements For the nine months ended January 31, 2015
(Unaudited - Expressed in US dollars except where otherwise indicated)

7.	SHARE CAPITAL:

Common shares

a)	Authorized:

Unlimited number of common shares, without par value.

The holders of common shares are entitled to receive dividends which are declared from time to time, and are entitled to one vote per share at meetings of the Company. All shares are ranked equally with regards to the Company’s residual assets.

b)	Stock transactions:

During the nine months ended January 31, 2015, the Company completed the following stock transactions:

i)	On May 7, 2014, the Company issued 100,000 common shares on the exercise of stock options with an exercise price of CDN$0.10 per common share resulting in gross proceeds of CDN$10,000 ($9,185).

ii)	On July 31, 2014, the Company issued 412,193 common shares with a fair value of $96,000 including 313,350 shares having a fair value of $79,223 for which the Company had committed to issue at April 30, 2014. The common shares were issued as a debt discount pursuant to the Promissory Notes.

iii)	On August 12, 2014, the Company issued 741,233 common shares with a fair value of $152,701 as settlement of accrued interest payable on Promissory Notes (Note 4).

iv)	On December 17, 2014, the Company issued 1,622,029 common shares with a fair value of $313,571 as settled of accrued interest payable on Promissory Notes (Note 4).

v)	On January 13, 2015, the Company issued 360,567 common shares with a fair value of $72,000. The common shares were issued as a debt discount pursuant to the Promissory Notes (Note 4).

c)	Stock options:

The Company has granted stock options under the terms of its Stock Option Plan (the “Plan”). The Plan provides that the directors of the Company may grant options to purchase common shares to directors, officers, employees and service providers of the Company on terms that the directors of the Company may determine are within the limitations set forth in the Plan. The maximum number of shares available under the Plan is limited to 10% of the issued common shares. The maximum term of stock options is ten years. All stock options vest on the date of grant, unless otherwise stated. As at January 31, 2015, the Company had 2,690,573 stock options available for grant pursuant to the Plan (April 30, 2014 - 3,441,971).

I-Minerals Inc. Notes to the Condensed Consolidated Financial Statements For the nine months ended January 31, 2015
(Unaudited - Expressed in US dollars except where otherwise indicated)

The Company’s stock options outstanding as at January 31, 2015 and April 30, 2014 and the changes for the periods then ended are as follows:

	Number Outstanding		Weighted Average Exercise Price

Balance outstanding at April 30, 2014	4,160,000	CDN$	0.26
Granted	2,425,000	CDN$	0.25
Exercised	(100,000)	CDN$	0.10
Expired	(1,150,000)	CDN$	0.40
Forfeited	(100,000)	CDN$	0.25

Balance outstanding at January 31, 2015	5,235,000	CDN$	0.22
Balance exercisable at January 31, 2015	4,475,000	CDN$	0.23

Summary of stock options outstanding at January 31, 2015:

Security	Number Outstanding	Exercise Price	Expiry Date	Remaining Contractual Life (years)

Stock options	100,000	CDN$ 0.40	(1)February 15, 2015	0.04
Stock options	500,000	CDN$ 0.40	December 1, 2015	0.83
Stock options	1,300,000	CDN$ 0.10	July 30, 2018	3.50
Stock options	260,000	CDN$ 0.15	July 30, 2018	3.50
Stock options	300,000	CDN$ 0.25	July 30, 2018	3.50
Stock options	200,000	CDN$ 0.25	November 19, 2018	3.80
Stock options	150,000	CDN$ 0.25	January 8, 2019	3.94
Stock options	300,000	CDN$ 0.25	May 23, 2019	4.31
Stock options	150,000	CDN$ 0.25	December 16, 2017	2.88
Stock options	1,975,000	CDN$ 0.25	January 19, 2020	5.00

Notes:
(1)	Subsequent to January 31, 2015, these stock options expired unexercised.

The stock options vest on the date of grant, based on the completion of certain performance milestones or based on the passage of time.

The weighted average grant date fair value of stock options granted during the nine months ended January 31, 2015 of CDN$0.13 was estimated using the Black-Scholes option pricing model with the following assumptions: stock price – CDN$0.22; exercise price – CDN$0.25; expected risk-free interest rate – 2.0%; expected life – 4.9 years; expected volatility – 94% and expected dividend rate – 0%. Expected volatility was determined by reference to the historical volatility of the Company’s common shares trading on the TSX Venture Exchange.

Non-Employee Stock Options

In accordance with the guidance of ASC 815-40-15, stock options awarded to non-employees that are fully vested and exercisable in Canadian dollars are required to be accounted for as derivative liabilities because they are considered not to be indexed to the Company’s stock due to their exercise price being denominated in a currency other than the Company’s functional currency. Stock options awarded to non-employees that are not vested are accounted for as equity awards until the terms associated with their vesting requirements have been met. As at January 31, 2015, there are 150,000 non-employee stock option awards that have not vested (April 30, 2014 – nil).

I-Minerals Inc. Notes to the Condensed Consolidated Financial Statements For the nine months ended January 31, 2015
(Unaudited - Expressed in US dollars except where otherwise indicated)

The non-employee stock options are accounted for at their respective fair values and are summarized as follows for the nine months ended January 31, 2015 and 2014:

	2015 $	2014 $

Fair value of non-employee options, beginning of the period	68,859	1,607
Fair value of non-employee options, at issuance	70,000	30,272
Change in fair value of non-employee stock options during the period	(43,944)	78,881

Fair value of non-employee options, end of the period	94,915	110,760

The Company determined the fair value of its non-employee stock options as at January 31, 2015 and 2014 using the Black Scholes option pricing model with the following weighted average assumptions:

	2015	2014

Stock price (CDN$)	0.20	0.23
Exercise price (CDN$)	0.20	0.28
Risk-free interest rate (%)	1.55	1.13
Expected life (years)	3.63	2.42
Expected volatility (%)	97	122
Expected dividends ($)	Nil	Nil

The non-employee options are required to be re-valued with the change in fair value of the liability recorded as a gain or loss on the change of fair value of derivative liability and included in other items in the Company’s Consolidated Statements of Loss at the end of each reporting period. The fair value of the options will continue to be classified as a liability until such time as they are exercised, expire or there is an amendment to the respective agreements that renders these financial instruments to be no longer classified as a liability.

As at January 31, 2015, the unamortized compensation cost of options is $57,239 and the intrinsic value of options expected to vest is $98,338 (CDN$125,000).

Share-based payments are classified in the Company’s Statement of Loss as follows for the nine months ended January 31, 2015 and 2014:

	Three months ended,		Nine months ended,
	2015 $	2014 $	2015 $	2014 $

Management and consulting fees	231,569	58,427	294,186	155,847

	231,569	58,427	294,186	155,847

d)	Share purchase warrants:

A summary of fully-exercisable share purchase warrants as at January 31, 2015 and April 30, 2014 and the changes for the periods then ended are as follows:

	Number Outstanding		Weighted Average Exercise Price

Balance at April 30, 2014	23,402,612	CDN$	0.38
Issued	555,366	CDN$	0.24

Balance at January 31, 2015	23,957,978	CDN$	0.38

I-Minerals Inc. Notes to the Condensed Consolidated Financial Statements For the nine months ended January 31, 2015
(Unaudited - Expressed in US dollars except where otherwise indicated)

Summary of warrants outstanding at January 31, 2015:

Security	Number Outstanding	Exercise Price	Expiry Date

Warrants	1,550,000	CDN$ 0.40	January 31, 2016
Warrants	200,000	CDN$ 0.25	January 31, 2016
Warrants	20,000,000	CDN$ 0.40	April 29, 2016
Warrants	667,520	CDN$ 0.14	December 1, 2016(1)
Warrants	122,142	CDN$ 0.14266	December 1, 2016(1)
Warrants	104,119	CDN$ 0.165	December 1, 2016(1)
Warrants	76,723	CDN$ 0.17	December 1, 2016(1)
Warrants	87,818	CDN$ 0.17223	December 1, 2016(1)
Warrants	111,762	CDN$ 0.185	December 1, 2016(1)
Warrants	132,208	CDN$ 0.217	December 1, 2016(1)
Warrants	62,002	CDN$ 0.222	December 1, 2016(1)
Warrants	58,181	CDN$ 0.225	December 1, 2016(1)
Warrants	165,326	CDN$ 0.23	December 1, 2016(1)
Warrants	51,202	CDN$ 0.25	December 1, 2016(1)
Warrants	92,357	CDN$ 0.276	December 1, 2016(1)
Warrants	200,091	CDN$ 0.28	December 1, 2016(1)
Warrants	45,439	CDN$ 0.29	December 1, 2016(1)
Warrants	96,261	CDN$ 0.292	December 1, 2016(1)
Warrants	52,459	CDN$ 0.305	December 1, 2016(1)
Warrants	45,165	CDN$ 0.23	December 1, 2018(1)
Warrants	37,203	CDN$ 0.245	December 1, 2018(1)

Notes:
(1)	The warrants are exercisable until the earlier of the date disclosed or the date that the promissory note or second promissory note advance, including interest, is repaid (Notes 4 and 5).

8.	RELATED PARTY TRANSACTIONS:

Included in accounts payable and accrued liabilities are amounts owed to directors or officers or companies controlled by them. As at January 31, 2015, the amount was $176,334 (April 30, 2014 – $177,611). All amounts are non-interest bearing, unsecured, and due on demand.

The promissory notes and second promissory notes received from a company controlled by a director (Notes 4, 5 and 10) are related party transactions.

9.	CONTIGENT LIABILITY:

The Company is currently named as a defendant in a lawsuit in Latah County, State of Idaho, Case No. CV 2014-1306 (the “Latah County Lawsuit”). The plaintiffs who filed the Latah County Lawsuit, Hoodoo Resources, LLC (“Hoodoo”) and Brent Thomson as trustee for the Brent Thomson Family Trust (the “Thomson Family Trust”) (collectively referred to as the “Plaintiffs”), have alleged both direct claims and derivative claims on behalf of Idaho Industrial Minerals, LLC (“IIM”). The derivative claims alleged by the Plaintiffs against the Company seek damages for breach of the terms of the August 10, 2001 agreement, as amended, between the Company and IIM (the “IIM Agreement”) and the return of the Idaho state mineral leases of the Helmer-Bovill Property to IIM. The Company believes the probability of an economic outlay for this contingent liability is remote.

I-Minerals Inc. Notes to the Condensed Consolidated Financial Statements For the nine months ended January 31, 2015
(Unaudited - Expressed in US dollars except where otherwise indicated)

10.	NON-CASH TRANSACTIONS:

Investing and financing activities that affect recognized assets or liabilities but that do not result in cash receipts or cash payments are excluded from the consolidated statements of cash flows. During the nine months ended January 31, 2015, the following transactions were excluded from the condensed consolidated statement of cash flows:

a)	The issuance by the Company of 2,363,262 common shares at the fair value of $523,866 as payment of interest on the Promissory Notes;

b)	The commitment to issue of 472,998 common shares at the fair value of $98,640 and 472,998 warrants at the fair value of $60,161 pursuant to the Promissory Notes; and,

c)	The commitment to issue of 82,368 common shares at the fair value of $16,275 and 82,368 warrants at the fair value of $10,717 pursuant to the Second Promissory Notes.

During the nine months ended January 31, 2014, the following transactions were excluded from the condensed consolidated statement of cash flows:

a)	The issuance by the Company of 2,277,341 common shares at the fair value of $365,353 pursuant to the settlement of loans; and,

b)	The commitment to issue of 894,143 common shares at the fair value of $142,732 and 894,143 warrants at the fair value of $82,607 pursuant to the Promissory Notes.

11.	SUBSEQUENT EVENTS:

Subsequent to January 31, 2015:

a)	The Company received an aggregate of $900,000 of Second Promissory Notes (Note 5).

Item 2. Management’s discussion and analysis of financial condition and results of operations

Forward Looking Statements

The information contained in this Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995.  These forward-looking statements involve risks and uncertainties. Any statement which does not contain a historical fact may be deemed to be a forward-looking statement. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. In evaluating forward looking statements, you should consider various factors outlined in our Registration Statement on Form 10/A filed with the U.S. Securities Exchange Commission (“SEC”) on December 24, 2014 and, from time to time, in other reports we file with the SEC. These factors may cause our actual results to differ materially from any forward-looking statement. We disclaim any obligation to publicly update these statements, or disclose any difference between our actual results and those reflected in these statements.

As used in this Registration Statement, unless the context otherwise requires, “we,” “us,” “our,” the “Company” and “I-Minerals” refers to I-Minerals Inc.  All dollar amounts in this registration statement are in U.S. dollars unless otherwise stated.

General

We were incorporated under the laws of British Columbia, Canada in 1984. In 2004, we changed our corporate jurisdiction from a British Columbia company to a Canadian corporation.  In December 2011, we amended our articles to change our name from “i-minerals inc.” to “I-Minerals Inc.”

We are an exploration stage company engaged in the exploration and development of our Helmer-Bovill industrial minerals property (the “Helmer-Bovill Property”).  The Helmer-Bovill Property, which we hold a 100% interest, is comprised of 11 mineral leases totaling 5,140.64 acres located approximately 6 miles southwest of Bovill, Latah County, Idaho.

We acquired the Helmer-Bovill Property from Idaho Industrial Minerals (“IIM”) pursuant to an Assignment Agreement with Contingent Right of Reverter (the “IIM Agreement”) dated August 12, 2002, as amended August 10, 2005, August 10, 2008 and January 21, 2010, between I-Minerals USA (formerly Alchemy Kaolin Corporation), our wholly owned subsidiary, and IIM.  Under the terms of the IIM Agreement, we issued a total of 1,800,000 common shares to IIM.

To date, we have not earned significant revenues from the operation of our mineral properties.  Accordingly, we are dependent on debt and equity financing as its primary source of operating working capital.  Our capital resources are largely determined by the strength of the junior resource markets and by the status of our projects in relation to these markets, and its ability to compete for investor support of its projects.

Our Principal Projects

Our operations at the Helmer-Bovill Property are focused on developing the Bovill Kaolin Project and the WBL Tailings Project.

The Bovill Kaolin Project

Our lead project, the Bovill Kaolin Project, is a strategically located long term resource of high purity quartz, potassium feldspar (“K-spar”), halloysite and kaolin formed through weathering of a border phase of the Idaho Batholith causing all minerals to be contained within a fine white clay-sand mixture referred to as “primary clay.” The Bovill Kaolin Project is located within 5 kilometers of state highways with electricity and natural gas already at the property boundary.

Since 2010, our exploration work has focused diamond drilling on the Bovill Kaolin Project.  To date, a total of 243 diamond drill holes were drilled totaling 26,753 feet.  As a result of these drill campaigns, four deposits have been identified: Kelly Hump, Kelly South, Middle Ridge and WBL.

In June 2014, we completed an updated pre-feasibility study on the Bovill Kaolin Project (the “2014 PFS”), which included the following highlights:

Updated Measured and Indicated Resource Estimate

  Measured Resources of 3.3 million tons containing 76.1% quartz/K-spar sand, 12.7% Kaolinite and 4.5% Halloysite.
  Indicated Resources of 7.9 million tons containing 74.4% quartz/K-spar sand, 15.6% Kaolinite and 2.7% Halloysite.
  358,000 tons of contained halloysite, 1,657,600 tons of contained kaolinite and 8,407,000 tons of contained quartz/K-spar.

Mineral Reserve Estimate

Reserve	Million Tons	Halloysite Grade	Kaolin Grade	Quartz & K-Spar Sand (%)	Halloysite Tons	Kaolinite Tons	Quartz & K-Spar Sand (t)
Kelly Hump
Proven Probable	1.7 1.0	4.8% 6.0%	13.5% 15.4%	81.7% 78.6%	82,000 60,000	229,000 154,000	1,389,000 782,000
Kelly South
Proven Probable	0 1.3	0 1.6%	0 23.2%	0 75.3%	0 20,000	0 296,000	0 959,000
Middle Ridge
Proven Probable	0.7 1.4	6.9% 4.6%	12.8% 13.1%	80.3% 82.3%	48,000 66,000	90,000 187,000	563,000 1,179,000
WBL
Proven Probable	0 0.8	0 2.4%	0 16.5%	0 81.1%	0 18,000	0 128,000	0 629,000

Economic Analysis

  US$330 million Pre-Tax NPV; US$212 million After Tax NPV using a 6% discount rate.
  38.2% Pre-Tax IRR; 30.5% After Tax IRR.
  Initial Capital Cost of $72.7 million and Total Life of Mine capital costs $90.8 million.
  Life of Mine in excess of 25 years with a stripping ratio of 0.69:1 (waste:ore).
  3 year estimated after tax payback.

With the 2014 PFS finalized, our focus will be to complete a feasibility study on the Bovill Kaolin Project.  We anticipate that a feasibility study will be finalized within the next 12 to 18 months.

The WBL Tailings Project

We also plan to commence mining operations at the WBL Tailings Project.  The WBL Tailings Project is feldspathic sands deposited as tailings from clay mining operations during the period from 1961 to 1974.  In September 2012, we received approval of our Mine Plan of Operations (“MPO”) from the Idaho Department of Lands.  The MPO allows us to mine up to 50,000 tons per annum from feldspathic sands from June to October for a period of 10 years.

Plan of Operation

During the next twelve to eighteen months, our plan of operation is to complete a feasibility study on our Bovill Kaolin Project and to continue production at our WBL Tailings Project.

Feasibility Study of the Bovill Kaolin Project

As recommended in the 2014 PFS, we have commenced the feasibility study of the Bovill Kaolin Project.  In order to bring the Bovill Kaolin Project to feasibility, we will be required to undertake additional exploration and drilling, complete mining, tailings and environmental studies and complete additional material testing.  We anticipate that a feasibility study will be completed within 12 to 18 months at an estimated cost of US$3,056,000.

Outlook

The focus of the Company continues to be the detailed assessment of all of its mineral assets and advancing the Bovill Kaolin project towards production.  With the updated PFS completed in June 2014, the next step is additional permitting activities and ultimately the completion of a full feasibility study.  I-Minerals has completed sufficient drilling at sufficiently close drill hole spacing to allow for the calculation of measured and indicated resources at Kelly’s Hump and Middle Ridge.  A limited amount of infill drilling may be required to upgrade portions of the probable reserves to proven reserves as a condition of CAPEX financing.

Permitting is on schedule to be largely completed within six to nine months save an air discharge permit.  Bulk sample processing is ongoing at Ginn Mineral Research with the quartz and K-spar fraction being delivered to Minerals Research Laboratory at North Carolina State University for separation of the quartz and K-spar.  The purpose of the current round of pilot scale separations is to confirm grades and separation characteristics of all areas of the deposits and provide samples for melt tests and customer tests.  The processing at Ginn Mineral Research to create halloysite and metakaolin products should be completed shortly.  The processing to create k-spar and quartz products at MRL should be completed by mid to late Q2 of calendar 2015.

Based upon opportunities identified in the Charles Rivers report, internal marketing efforts and customer leads generated through the website, strong interest has been generated in all of the Company’s mineral products with ever increasing interest in the K-spar.  Samples continue to be sent to customers for testing and the response is generally very favourable.

Results of Operation

Nine months ended January 31, 2015

We recorded a loss of $78,852 ($0.00 per share) for the nine months ended January 31, 2015 as compared to a loss of $4,480,898 ($0.06 per share) for the nine months ended January 31, 2014.  The decrease in the loss recorded in the nine months ended January 31, 2015 as compared to the nine months ended January 31, 2014 is the net result of changes to a number of expenses.  Of note are the following items:

  Management and consulting fees of $366,149 (2014 - $215,514) are comprised of fees to manage the Company and stock-based compensation.  The stock-based compensation recognized in fiscal 2015 was $294,186 (fiscal 2014 - $155,847).  Approximately half of the fees to manage the Company are charged to management and consulting fees and the other half is charged to mineral property expenditures.
  Mineral property expenditures of $1,118,699 (2014 - $1,444,825) are costs incurred on the Company’s Helmer-Bovill Property.  The main expenses incurred during fiscal 2015 included engineering and consulting ($434,451), mineral analysis and processing ($360,093), environmental ($81,057) and permitting, licenses and fees ($78,860).  The Company was working on updating the NI 43-101 Pre-feasibility Study.  The decrease in expenditures during the period was due to the Company incurring drilling expenditures in the prior period ($662,559) as part of updating the NI 43-101 Pre-feasibility study.
  General and miscellaneous expenses of $271,463 (2014 - $184,663) is comprised of office and telephone expenses, payroll taxes, medical benefits, insurance premiums, travel expenses, promotional expenses, shareholder communication fees, transfer agent fees and filing fees.  The increase during fiscal 2015 was due primarily to an increase in marketing activities of our property.
  Professional fees of $484,208 (2014 - $132,509) include legal fees, audit fees and financial consulting fees.  The increase in fees in fiscal 2015 was due to increase legal fees relating to the IIM litigation, the registration with the SEC and legal fees relating to the Unimin Temporary Restraining Order.
  Loss on extinguishment of debt of $nil (2014 – loss of $335,297) represents the change in fair value of common shares between the date the Company agreed to settled debts for common shares and the date that the common shares were ultimately issued.  The Company used common shares to settle the principal balance of certain loans as well as interest payable pursuant to certain loans.  The gain of $57,594 for the nine months ended January 31, 2015 has been recognized as an increase in additional paid-in capital.
  Accretion expense of $84,548 (2014 - $8,698) is the amortization of the fair value of bonus shares and bonus warrants issued to the lender of the promissory notes and the second promissory notes.  The bonus shares and bonus warrants are amortized over the life of the promissory notes.  Bonus shares and bonus warrants were not implemented until Q2 of fiscal 2014.
  Interest expense of $485,163 (2014 - $252,668) is from promissory notes and second promissory notes that bear interest at a rate of 12% per year.  Interest in 2014 also included $11,991 from convertible loans.  Interest increased as additional funds were advanced.

  The Company recorded a gain on change in fair value of derivative liabilities of $2,730,303 (2014 – loss of $1,907,092).  The change in fair value of derivative liabilities is based on the change in remaining term of derivative instruments and the stock price of the Company.  The derivatives include warrants as well as stock options granted to non-employees.  The derivative liabilities do not represent cash liabilities.

Three months ended January 31, 2015

We recorded a loss of $427,687 ($0.01 per share) for the three months ended January 31, 2015 as compared to a loss of $924,454 ($0.01 per share) for the three months ended January 31, 2014.  The decrease in the loss recorded in the three months ended January 31, 2015 as compared to the three months ended January 31, 2014 is the net result of changes to a number of expenses as outlined in the analysis for the nine months ended January 31, 2015.

Liquidity and Capital Resources

Our aggregate operating, investing and financing activities during the nine months ended January 31, 2015 resulted in a net cash outflow of $549,284 (2014 – inflow of $492,027).  As at January 31, 2015, we had a working capital deficiency of $343,423, including cash of $55,652.

During the nine months ended January 31, 2015, the Company used $2,426,183 on cash flows from operations before changes in non-cash operating working capital items (2014 - $2,072,101).  The increase in these cash flows was due primarily to an increase in professional fees relating to the IIM litigation which was partially offset by a reduction in mineral property expenditures.  During the nine months ended January 31, 2015, the Company spent $7,008 on investing activities (2014 - $41,724 cash from investing activities) and the Company received $1,459,185 from financing activities (2014 - $2,328,414).

The Company is being financing by advances pursuant to Promissory Notes and Second Promissory Notes.  The lender agreed to advance up to $5,787,280 pursuant to the Promissory Notes.  The final advance pursuant to the Promissory Notes was received in January 2015 and the balance due at January 31, 2015 was $5,787,280.  On February 18, 2015, the Company entered into the Second Promissory Notes with the lender pursuant to which the lender agreed to advance up to an additional $4,463,000.  During January 2015, the Company received $217,000 in advances pursuant to the Second Promissory Notes and the balance due at January 31, 2015 was $217,000.

The Promissory Notes are due as to $1,000,000 on December 31, 2015, $2,000,000 on June 30, 2016 and the balance due on December 31, 2016.  Certain conditions may result in early repayment.  The maturity dates are the later of these maturity dates and one year after resolution of the IIM litigation.

The Second Promissory Notes mature as to $1,000,000 one year after resolution of the IIM litigation, $2,000,000 one and a half years after resolution of the IIM litigation and the balance due two years after resolution of the IIM litigation.  Certain conditions may result in early repayment.

We have not as yet put into commercial production any mineral properties and as such have no operating revenues.  Accordingly, we are dependent on debt and equity financing as its primary source of operating working capital.  Our capital resources are largely determined by the strength of the junior resource markets and by the status of our projects in relation to these markets, and its ability to compete for investor support of its projects.

We remain dependent on additional financing to fund development requirements on the Helmer-Bovill property and for general corporate costs.  With respect to funds required for capital cost items once a feasibility study is completed, State-sponsored debt financing instruments may be available on attractive terms, and we intend to pursue such financial instruments to cover portions of the capital costs associated with placing the Bovill Kaolin deposits into production.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to shareholders.

Critical Accounting Policies

Measurement Uncertainty

The preparation of consolidated financial statements in conformity with US GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of expenses during the reporting period. We regularly evaluate estimates and assumptions. We base our estimates and assumptions on current facts, historical experience and various other factors we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by us may differ materially and adversely from our estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected. The most significant estimates with regard to our consolidated financial statements relate to the carrying value of our mineral properties and determination of fair values of derivative liabilities and stock-based transactions.

Stock-based Compensation

The Company accounts for all stock-based payments and awards under the fair value based method.  Stock-based payments to non-employees are measured at the fair value of the consideration received, or the fair value of the equity instruments issued, or liabilities incurred, whichever is more reliably measurable.

The fair value of stock-based payments to non-employees is periodically re-measured until the counterparty performance is complete, and any change therein is recognized over the vesting period of the award and in the same manner as if the Company had paid cash instead of paying with or using equity based instruments.  The cost of the stock-based payments to non-employees that are fully vested and non-forfeitable as at the grant date is measured and recognized at that date, unless there is a contractual term for services in which case such compensation would be amortized over the contractual term.

The Company accounts for the granting of stock options to employees using the fair value method whereby all awards to employees will be recorded at fair value on the date of the grant.  The fair value of all stock options is expensed over their vesting period with a corresponding increase to additional paid-in capital.

Compensation costs for stock-based payments that do not include performance conditions are recognized on a straight-line basis. Compensation cost associated with a share based award having a performance condition is recognized on the probable outcome of that performance condition during the requisite service period. Share based awards with a performance condition are accrued on an award by award basis.

The Company uses the Black-Scholes option valuation model to calculate the fair value of stock options at the date of the grant. Option pricing models require the input of highly subjective assumptions, including the expected price volatility. Changes in these assumptions can materially affect the fair value estimates.

Derivative Liabilities

The Company evaluates its financial instruments and other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for in accordance with ASC 815. The result of this accounting treatment is that the fair value of the embedded derivative is marked-to-market at each balance sheet date and recorded as a liability and the change in fair value is recorded in the consolidated statement of loss.  Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity.

The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.  Derivative instruments that become subject to reclassification are reclassified at the fair value of the instrument on the reclassification date.  Derivative instrument liabilities will be classified in the balance sheet as current or non-current based on whether or not settlement of the derivative instrument is expected within 12 months of the balance sheet date.

The Company uses the Black-Scholes option valuation model to value derivative liabilities.  This model uses Level 3 inputs in the fair value hierarchy established by ASC 820 Fair Value Measurement.

Item 3. Quantitative and qualitative disclosures about market risk

Not applicable.

Item 4. Controls and procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of January 31, 2015. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of January 31, 2015.  There were no material changes in the Company’s internal control over financial reporting during the third quarter of 2015.

PART II – OTHER INFORMATION

Item 1. Legal proceedings

Derivative Complaint

We are currently named as a defendant in a lawsuit in Latah County, State of Idaho, Case No. CV 2014-1306 (the “Latah County Lawsuit”).  The plaintiffs who filed the Latah County Lawsuit, Hoodoo Resources, LLC (“Hoodoo”) and Brent Thomson as trustee for the Brent Thomson Family Trust (the “Thomson Family Trust”) (Hoodoo and the Thomson Family Trust are sometimes collectively referred to as the “Plaintiffs”), have alleged both direct claims and derivative claims on behalf of Idaho Industrial Minerals, LLC (“IIM”).  The Plaintiffs’ claims were initially brought on June 6, 2014, as third-party claims in response to a complaint filed against Hoodoo and the Thomson Family Trust by another IIM member, BV Natural Resources, LLC (“BVNR”), which owns a 25% interest in IIM.  BVNR’s lawsuit against Hoodoo and the Thomson Family Trust was filed in Ada County, State of Idaho, Case No. CV OC 1401549 (the “Ada County Lawsuit”).

In the Ada County Lawsuit, BVNR asserts that Hoodoo and the Thomson Family Trust, both owners of a 12.5% interest in IIM, attempted to take action on behalf of IIM without authority and breached fiduciary duties owed to the other members of IIM; and BVNR seeks the judicial dissolution of IIM.  In response to BVNR’s initial complaint, Hoodoo and the Thomson Family Trust filed a counterclaim against BVNR and a third-party complaint against us, as well as Barry Girling and Allen Ball, members of our Board of Directors, and an entity Allen Ball owns, Ball Ventures, LLC, and Roger Kauffman, our former President and Director.  Since filing the third-party claims, the Plaintiffs have dismissed Mr. Kauffman from the lawsuit with prejudice, and the Plaintiffs have indicated that they intend to dismiss Mr. Girling from the lawsuit with prejudice in the next few days.

The derivative claims alleged by Hoodoo and the Thomson Family Trust against us seek damages for breach of the terms of the IIM Agreement and the return of the Idaho state mineral leases of the Helmer-Bovill Property (the “Leases”) to IIM.  Specifically, Hoodoo and the Thomson Family Trust claim that we breached the IIM Agreement by (1) encumbering the Helmer-Bovill Property, (2) failing to provide IIM copies of letters between us and the State of Idaho in relation to a transfer of the leases to an entity that we control, and (3) failing to complete the deliverables as required by the IIM Agreement, namely completion of a feasibility study; completion of the permitting process for the Helmer-Bovill Property; completion of a processing plant; and production of commercial products from minerals on the Helmer-Bovill Property.  Upon motion made by us, the Court has dismissed Hoodoo and the Thomson Family Trust’s claim that we wrongfully encumbered the Helmer-Bovill Property.  The Court has denied our motions to dismiss and for summary judgment on certain other grounds.

In addition to the derivative breach of contract claims, Hoodoo and the Thomson Family Trust also alleged derivative and direct claims that IIM was fraudulently induced to execute the Third and Fourth Amendments to the IIM Agreement.  In conjunction with the stipulation to dismiss Mr. Girling with prejudice, the Plaintiffs appear to be withdrawing their fraud claims under the Third Amendment to the IIM Agreement.

We categorically deny the claims against us.  Under the original terms of the IIM Agreement, which was executed in August 2002 and was to expire 3 years thereafter, we were required to deliver a total of 1.75 million common shares to IIM as follows:

(1)	100,000 common shares upon execution of the original IIM Agreement;

(2)	400,000 common shares upon the completion of a feasibility study;

(3)	350,000 common shares upon the State of Idaho issuing leases with respect to the Helmer-Bovill Property;

(4)	500,000 common shares upon completion of the permitting process; and

(5)	400,000 common shares upon the delivery of commercial product from a production plant on the Helmer-Bovill Property.

In August 2005, pursuant to the Second Amendment to the IIM Agreement, the term of the IIM Agreement was extended for three additional years to August 10, 2008 and IIM agreed that, with the issuance of a total of 1.75 million shares plus an additional Fifty Thousand (50,000) common shares as consideration for the Second Amendment, IIM releases any and all interest in the Leases and the Helmer-Bovill Property.  In August 2008, pursuant to the Third Amendment to the IIM Agreement, the term was further extended for 3 additional years to August 10, 2011.  In January 2010, pursuant to the Fourth Amendment to the IIM Agreement, the term was further extended to August 10, 2013.  In addition, the Fourth Amendment re-allocated the number of common shares issuable to IIM by delineating the production plant/commercial product delivery milestone and re-allocating the related 400,000 shares by increasing the number of shares issuable upon completion of a feasibility study from 400,000 to 600,000 common shares, and the number of shares issuable upon completion of the permitting process from 500,000 to 700,000 common shares.

100,000 common shares were issued to IIM in fiscal 2003 upon execution of the original IIM Agreement, and an additional 350,000 common shares were issued to IIM in fiscal 2005 upon the State of Idaho issuing leases in respect of the Helmer-Bovill Property.  An additional 50,000 shares were issued in fiscal 2006 as consideration for the extension to the term granted under the Second Amendment to the IIM Agreement.  In January 2013, we delivered to IIM 1.3 million common shares based upon (i) completion of the feasibility study titled “NI 43-101 Technical WBL Tailings Mineral Production Project, Latah County, Idaho” by B. Stryhas, C.P.G., H. Gatley, P.Eng., V.Obie, RM SME, and C.Hoag, C.P.G. and dated effective November 30, 2012 (the “Feasibility Study”); and (ii) receipt of a letter from the Idaho Department of Lands dated November 7, 2012 confirming that our permitting application had been accepted, along with other supporting documents (collectively, the “Permit”).  In addition, we had commenced production and sale of a commercial product prior to delivery of the shares to IIM.  The final share issuance was approved by the TSX Venture Exchange.

We believe that we fully performed our obligations under the IIM Agreement and that, upon delivery of the remaining 1.3 million shares required by the IIM Agreement, the contractual release of all IIM interest in the Leases and the Helmer-Bovill Property took effect.  Further, we categorically deny any deceit or fraud in connection with entering into the Third Amendment and Fourth Amendment to the IIM Agreement with IIM.  We intend to vigorously defend the action brought by Hoodoo and the Thomson Family Trust and to seek costs and damages from Hoodoo and the Thomson Family Trust.

Temporary Restraining Order

In July, 2014, we announced the engagement of Dr. Thomas Gallo, a former employee of Unimin Corporation (“Unimin”), as a consultant to oversee our ceramic test work and market development.  On August 13, 2014, Unimin obtained a Temporary Restraining Order which restrains and enjoins Dr. Gallo from disclosing to us specifications of Unimin’s process in producing high purity quartz.  On September 17, 2014, the North Carolina Court of Justice denied Unimin’s Motion for a Preliminary Injunction (the “P.I. Motion”) pursuant to Rule 65 of the North Carolina Rules of Civil Procedure and determined “Unimin has failed to present sufficient evidence to show that it is will succeed on the merits of its claims.”

Item 1A. Risk factors

There have been no material changes from the risk factors as previously disclosure in our Registration Statement on Form 10/A which was filed with the SEC on December 24, 2014.

Item 2. Unregistered sales of equity securities and use of proceeds

During the nine months January 31, 2015, we completed the following sales of unregistered securities:

On January 13, 2015, we issued 360,567 of our common shares at a fair value of $72,000 and 360,567 non-transferable warrants, exercisable at a price of CDN$0.217 to CDN$0.250, all of which have an expiry date of December 1, 2016. The securities were issued in accordance with the terms of a loan agreement. The securities were issued pursuant to the provisions of Rule 506 of Regulation D of the Securities Act as the creditor represented that it was an accredited investor as defined in Rule 501 of Regulation D.

On December 17, 2014, we issued 1,622,029 of our common shares in order to settle $311,929 of interest payable on certain promissory notes for the period from June 1, 2014 to November 30, 2014.  The securities were issued pursuant to the provisions of Rule 506 of Regulation D of the Securities Act as the creditor represented that it was an accredited investor as defined in Rule 501 of Regulation D.

On August 12, 2014, we issued 741,233 of our common shares in order to settle $211,937 of interest payable on certain promissory notes for the period from January 1, 2014 to May 31, 2014.  The securities were issued pursuant to the provisions of Rule 506 of Regulation D of the Securities Act as the creditor represented that it was an accredited investor as defined in Rule 501 of Regulation D.

On July 31, 2014, we issued 412,193 of our common shares at a fair value of $96,000 and 412,193 non-transferable warrants, exercisable at a price of CDN$0.276 to CDN$0.305, all of which have an expiry date of December 1, 2016. The securities were issued in accordance with the terms of a loan agreement. The securities were issued pursuant to the provisions of Rule 506 of Regulation D of the Securities Act as the creditor represented that it was an accredited investor as defined in Rule 501 of Regulation D.

Item 3. Defaults upon senior securities

None

Item 4. Mine safety disclosures

None

Item 5. Other information

None

Item 6. Exhibits

3.1	Certificate of Continuation.(2)
3.2	Articles of Continuance.(2)
3.3	Certificate of Amendment.(2)
3.4	Articles of Amendment.(2)
3.5	By-Laws.(2)
10.1	Assignment Agreement with Contingent Right of Reverter dated August 10, 2002, between the Company, Idaho Industrial Minerals, LLC and Northwest Kaolin Inc.(2)
10.2	Amendment and Ratifications of Assignment Agreement with Contingent Right of Reverter dated August 10, 2005, between the Company, Idaho Industrial Minerals, LLC and Northwest Kaolin Inc.(2)
10.3	Second Amendment and Ratifications of Assignment Agreement with Contingent Right of Reverter dated August 10, 2005, between the Company, Idaho Industrial Minerals, LLC and Northwest Kaolin Inc.(2)
10.4	Third Amendment and Ratifications of Assignment Agreement with Contingent Right of Reverter dated August 10, 2008, between the Company, Idaho Industrial Minerals, LLC and Northwest Kaolin Inc.(2)
10.5	Fourth Amendment and Ratifications of Assignment Agreement with Contingent Right of Reverter dated January 1, 2010, between the Company, Idaho Industrial Minerals, LLC and Northwest Kaolin Inc.(2)
10.6	Employment Agreement dated April 1, 2013 between the Company and Thomas M. Conway.(2)
10.7	Loan Agreement dated September 13, 2013 between the Company and BV Lending LLC.(2)
10.8	Stock Option Plan.(1)
10.9	Sales Agreement dated April 28, 2014 between I-Minerals USA, Inc. and Pre-Mix, Inc.(2)
10.10	Loan Agreement dated February 18, 2015 between the Company and BV Lending LLC.(3)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (Rule 13a-14 and 15d-14 of the Exchange Act)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (Rule 13a-14 and 15d-14 of the Exchange Act)
32.1	Certification of Chief Executive Officer pursuant to pursuant to Section 1350 of Title 18 of the United States Code
32.2	Certification of Chief Financial Officer pursuant to pursuant to Section 1350 of Title 18 of the United States Code

Notes:

(1)	Filed as an exhibit to our Registration Statement on Form 10 filed with the SEC on November 17, 2014.
(2)	Filed as an exhibit to our Registration Statement on Form 10/A filed with the SEC on December 24, 2014.
(3)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on March 11, 2015.

SIGNATURES

Pursuant to requirements of the Securities Exchange Act of 1934, the registrant has duly cause this report to be signed on its behalf by the undersign thereunto duly authorized.

I-MINERALS INC.

Date:	March 17, 2015	By:	/s/ Thomas M. Conway
THOMAS M. CONWAY
Chief Executive Officer and President
(Principal Executive Officer)

Date:	March 17, 2015	By:	/s/ Matthew Anderson
MATTHEW ANDERSON
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)