Form 10-K
period 2015-04-30
I-Minerals Inc
filed 2015-07-28
CIK 1405663

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[ x ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: April 30, 2015

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number:  000-55321

I-MINERALS INC.
(Exact name of registrant as specified in its charter)

British Columbia, Canada	20-4644299
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 880, 580 Hornby Street, Vancouver, BC, Canada V6E 3M4
(Address of principal executive offices)(Zip Code)

(877) 303-6573
Registrant’s telephone number, including area code

Not applicable
(Former name or former address if changed since last report)

Securities registered under section 12(g) of the Exchange Act: Common shares with no par value.

Indicate by check mark if the registrant is a well-known season issuer, as defined in Rule 405 of the Securities Act.  Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes [  ] No [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $9.9 million, based upon the closing sale price of the registrant’s common stock as reported by the TSX Venture Exchange on October 31, 2014 and converted to USD based on the Bank of Canada noon rate as of the same date.

As of July 27, 2015, the registrant had 82,604,710 outstanding shares of common stock.

I-Minerals Inc.

Forward Looking Statements

The information contained in this Form 10-K contains certain forward-looking statements.  These forward-looking statements involve risks and uncertainties. Any statement which does not contain a historical fact may be deemed to be a forward-looking statement. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. In evaluating forward looking statements, you should consider various factors outlined in this Annual Report on Form 10-K and, from time to time, in other reports we file with the U.S. Securities Exchange Commission (“SEC”). These factors may cause our actual results to differ materially from any forward-looking statement. We disclaim any obligation to publicly update these statements, or disclose any difference between our actual results and those reflected in these statements.

As used in this Registration Statement, unless the context otherwise requires, “we,” “us,” “our,” the “Company” and “I-Minerals” refers to I-Minerals Inc.  All dollar amounts in this registration statement are in U.S. dollars unless otherwise stated.

PART I

Item 1. Business.

General

We were incorporated under the laws of British Columbia, Canada in 1984. In 2004, we changed our corporate jurisdiction from a British Columbia company to a Canadian corporation.  In December 2011, we amended our articles to change our name from “i-minerals inc.” to “I-Minerals Inc.”

We are an exploration stage company engaged in the exploration and development of our Helmer-Bovill industrial minerals property (the “Helmer-Bovill Property”).  The Helmer-Bovill Property, in which we hold a 100% interest, is comprised of 11 mineral leases totaling 5,140.64 acres located approximately 6 miles southwest of Bovill, Latah County, Idaho.

We acquired the Helmer-Bovill Property from Idaho Industrial Minerals (“IIM”) pursuant to an Assignment Agreement with Contingent Right of Reverter (the “IIM Agreement”) dated August 12, 2002, as amended August 10, 2005, August 10, 2008 and January 21, 2010, between I-Minerals USA (formerly Alchemy Kaolin Corporation), our wholly owned subsidiary, and IIM.  Under the terms of the IIM Agreement, we issued a total of 1,800,000 common shares to IIM. See “Properties – Helmer-Bovill Property”.

Our principal executive office is located at Suite 880, 580 Hornby Street, Vancouver, British Columbia, Canada and our telephone number is (877) 303-6573.

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

Our Principal Projects

Our operations at the Helmer-Bovill Property are focused on developing the Bovill Minerals Mine and the WBL Tailings Project.

The Bovill Minerals Mine (previously referred to as the Bovill Kaolin Project)

Our lead project, the Bovill Minerals Mine, is a strategically located long term resource of high purity quartz, potassium feldspar (“K-spar”), halloysite and kaolin formed through weathering of a border phase of the Idaho Batholith causing all minerals to be contained within a fine white clay-sand mixture referred to as “primary clay.” The Bovill Minerals Mine is located within 3 miles of state highways with electricity and natural gas already at the property boundary.

Since 2010, our exploration work has focused diamond drilling on the Bovill Kaolin Project.  To date, a total of 243 diamond drill holes have been drilled totaling 26,753 feet.  As a result of these drill campaigns, four deposits have been identified: Kelly Hump, Kelly South, Middle Ridge and WBL.

In June 2014, we completed an updated pre-feasibility study on the Bovill Kaolin Project (the “2014 PFS”), which included the following highlights:

●          Updated Measured and Indicated Resource Estimate

● Measured Resources of 3.3 million tons containing 76.1% quartz/K-spar sand, 12.7% Kaolinite and 4.5% Halloysite.
● Indicated Resources of 7.9 million tons containing 74.4% quartz/K-spar sand, 15.6% Kaolinite and 2.7% Halloysite.
● 358,000 tons of contained halloysite, 1,657,600 tons of contained kaolinite and 8,407,000 tons of contained quartz/K-spar.

●          Mineral Reserve Estimate

Reserve	Million Tons	Halloysite Grade	Kaolin Grade	Quartz & K-Spar Sand (%)	Halloysite Tons	Kaolinite Tons	Quartz & K-Spar Sand (t)
Kelly Hump
Proven Probable	1.7 1.0	4.8% 6.0%	13.5% 15.4%	81.7% 78.6%	82,000 60,000	229,000 154,000	1,389,000 782,000
Kelly South
Proven Probable	0 1.3	0 1.6%	0 23.2%	0 75.3%	0 20,000	0 296,000	0 959,000
Middle Ridge
Proven Probable	0.7 1.4	6.9% 4.6%	12.8% 13.1%	80.3% 82.3%	48,000 66,000	90,000 187,000	563,000 1,179,000
WBL
Proven Probable	0 0.8	0 2.4%	0 16.5%	0 81.1%	0 18,000	0 128,000	0 629,000

●          Economic Analysis

●	US$330 million Pre-Tax NPV; US$212 million After Tax NPV using a 6% discount rate.
●	38.2% Pre-Tax IRR; 30.5% After Tax IRR.
●	Initial Capital Cost of $72.7 million and Total Life of Mine capital costs $90.8 million.
●	Life of Mine in excess of 25 years with a stripping ratio of 0.69:1 (waste:ore).
●	3 year estimated after tax payback.

With the 2014 PFS finalized, our focus will be to complete a feasibility study on the Bovill Kaolin Project.  We anticipate that a feasibility study will be finalized in the first quarter of 2016.

See “Properties – Helmer-Bovill Property – 2014 Pre-Feasibility Study”.

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

Three Year History

During the last three fiscal years, our operations have focused on completing an extensive diamond drill program on the Bovill Kaolin Project, acquiring a 100% interest in the Helmer-Bovill Property and obtaining approval of our MPO for the WBL Tailings Project.

Drill Programs at Bovill Minerals Mine

Over the last three years, we have completed two extensive diamond drill programs on the Bovill Minerals Mine.  In 2011, a 66 hole diamond drill program was conducted at the Middle Ridge and WBL deposits for a total of 7,747 feet.  In 2013, a 167 hole diamond drill program was completed at the Middle Ridge, Kelly Hump and Kelly South deposits for a total of 17,811 feet.  These programs allowed us to better define our four key deposits at the Bovill Kaolin Project and complete our 2014 PFS.  See “Properties – Helmer-Bovill Property”.

WBL Tailings Project

In September 2012, we received approval of our MPO from the Idaho Department of Lands.  The MPO allows us to mine up to 50,000 tons per annum from feldspathic sands from June to October for a period of 10 years.  Shortly thereafter, we completed our first production and inaugural sales feldspathic sand from the WBL Tailings Project.

In November 2013, we entered into an agreement with Pre-Mix, Inc. of Pullman Washington (“Pre-Mix”) pursuant to which we sold 3,000 tons of sand tailings to Pre-Mix.

On April 28, 2014, we entered into a new contract with Pre-Mix for the sale of up to 30,000 tons per annum of screened k-spar / quartz sand.  Under the terms of the contract, Pre-Mix is solely responsible for the operating costs to process and remove the k-spar / quartz sand.  The term of the contract is until December 31, 2018 and may be extended for a further two years through the mutual consent of the parties.  To date, we have generated profits of approximately $1,450 from the sale of sand tailings at our WBL Tailings Project.  It is important to note that the State of Idaho permits that allow us to produce the feldspathic sands from the WBL Tailings Project are essentially the same permits as will be required to bring the much larger Bovill Minerals Mine into production,

Acquisition of Helmer-Bovill Property

In January 2013, we acquired a 100% interest in our Helmer-Bovill Property.  In order to acquire the Helmer-Bovill Property, we issued a total of 1,800,000 common shares, of which 1,300,000 common shares were issued as the final payment to IIM.

Industrial Minerals

In carrying out our operations at the Bovill Kaolin Project, we are focused the exploration, development and, if feasible, the extraction of the industrial minerals set forth below.

Kaolin

Kaolin is a raw material used in the ceramic industry, especially in fine porcelains.  Large quantities of kaolin are used in paper coating, filler, paint, plastics, fiberglass, catalysts, and other specialty applications. It is also used as a key ingredient in natural pesticides that are suitable for organic farming applications.  .

When kaolin is heated to between 600° and 850°, it is transformed into an amorphous phase called "metakaolin."  Metakaolin is considered a premium material as it adds strength and durability to cement based products.  When metakaolin is added to cement-based mortars, it causes an aggressive reaction with calcium hydroxide (lime) to form compounds with enhanced performance characteristics including increased strength; reduced permeability; greater durability; effective control of efflorescence; and control of degradation caused by Alkali-Silica Reaction.  A bridge deck in a northern climate where it is subject to the wear and tear associated with plowing and salting is a prime metakaolin application.  We are currently undertaking a long term testing process of a metakaolin product produced from the Bovill Minerals Mine to confirm its quality in the metakaolin markets.  All results to date are very encouraging, with long term testing ongoing.

Our target market for metakaolin is the North American concrete and infrastructure industry.  Premium white metakaolin is currently price at $500 per ton in the Pacific Northwest due to the transportation costs to bring it from South Eastern USA.   We are targeting applications where color is not as important and looking at pricing in the $200 to $250 per ton range.

Halloysite

We plan to sell Halloysite on a worldwide basis.  Halloysite is used in the manufacture of porcelain, bone china, and fine china due to purity of the clay and the low iron and titanium content resulting in ceramic ware with exceptional whiteness and translucency. Its fine particle size enables halloysite to also be used as a suspension agent in glaze preparations as well as in filters and inkjets, and as an ingredient in special paints applied to ships to prevent barnacles from growing on the ships’ hull.  Much of the value of halloysite is generated by its tubular shape which can only be seen through very powerful microscopes.

The largest supplier of commercial halloysite product available at present is located in Maturi Bay, New Zealand.  There is limited production in Poland, Turkey and China, and a development stage project in Utah with negligible commercial production.  Our halloysite is differentiated from those known halloysite deposits due to the high aspect ratio (the ratio of the length of the tube to the diameter of the tube) and by minimal levels of trace elements such as lead and iron.

The largest halloysite supplier in the ceramics industry sells halloysite at a price from $135 to $3,000 per ton.  The majority of imported halloysite in the United States for the ceramics industry is sold at a price of approximately $700 per ton.

Halloysite nanotubes (HNTs) are considered a high value product.  The high aspect ratio of the tubes allows the tubes to be filled or coated with substances to achieve a wide variety of electrical, chemical and physical properties.  The markets interest in filing halloysite hollow tubes with active ingredients include cosmetics, household and personal care products, pesticides, paint, pharmaceuticals and the life sciences market.  We anticipate the pricing of HNTs to be in the range of $600 to $1500 per ton.

To date, we have received inquiries from the following industries: personal care products, Nano-composites, fire retardants, biocides, plastic fillers, animal feed, paint, ceramics and universities seeking to test other applications for halloysite.

Quartz

Quartz (SiO2 or silicon dioxide) is crystalline silica, the second most common mineral in the crust of the earth. It is known for its hardness and is well known for its use in glass. However, different types of glass require different SiO2 purity levels with some types of glass requiring the SiO2 content in quartz to have purity levels in the 97-99% range to be suitable.  Although silicon dioxide is abundant, not all deposits are chemically identical, with the SiO2 purity and the levels of various trace element impurities varying across different deposits. Contamination of quartz can be from mineral and fluid inclusions and non-silica elements entering atomic sites usually occupied by silicon and oxygen.  Our quartz operations at the Bovill Kaolin Project will focus on three levels of purity in excess of 99%, with the highest grade defined as high pure quartz because the chemistry will exceed 99.98% SiO2 purity.

We plan to market our high quality quartz in North American and Asia to producers of sodium silicate, paint, solar glass, optical glass, art glass, glass bulbs, liquid crystal display (LCD) glass.  Currently, prices of high quality quartz range from $100 to $150 per ton for quartz containing 99.90% SiO2 and as high as $500 per ton for quartz containing over 99.98% SiO2,

Potassium-Feldspar (“K-spar”)

K-spar is primarily used in ceramic bodies and glazes.  Results indicate that our K-spar has high potassium oxide, low iron and high alumina.

The market for our K-spar is North American ceramics and glass industries.  We also plan to focus on producers of high clarity glass, ceramics, sanitary ware, tableware, and paint are the primary users of K-feldspar. Industrial and marine paint manufacturers also use an ultra-fine grind variety of feldspar.  Pricing of K-spar currently ranges from $240 to $450 per ton.  The largest producer in the United States shut down production at its Georgia operations when it ran out of reserves after 57 years of production leaving the domestic US k-spar market in short supply and serviced in part by European and Indian K-spar products at much higher prices.

Competition

We are an exploration stage company. We compete with other mineral resource exploration and development companies for financing. Many of the mineral resource exploration and development companies with whom we compete have greater financial and technical resources than we do. Accordingly, these competitors may be able to spend greater amounts on acquisitions of mineral properties of merit, on exploration of their mineral properties and on development of their mineral properties. In addition, they may be able to afford greater geological expertise in the targeting and exploration of mineral properties. This competition could result in competitors having mineral properties of greater quality and interest to prospective investors who may finance additional exploration and development. This competition could adversely impact our ability to finance further exploration and to achieve the financing necessary for us to develop our mineral properties.

Government Regulations

Mining operations and exploration activities are subject to various national, state, and local laws and regulations in the United States, which govern prospecting, development, mining, production, exports, taxes, labor standards, occupational health, waste disposal, protection of the environment, mine safety, hazardous substances and other matters. We will obtain the licenses, permits or other authorizations currently required to conduct our exploration program. We believe that we are in compliance in all material respects with applicable mining, health, safety and environmental statutes and the regulations passed thereunder in Idaho and the United States.

In Idaho, our exploration activities are regulated by the Idaho Department of Lands (“IDL”) pursuant to the Idaho Rules Governing Exploration Surface Mining and Closure of Cyanidation Facilities pursuant to the Idaho Administrative Procedure Act.  In order to carry out surface exploration and drilling activities, a company is required to file a Notification of Exploration with the IDL.  In 2000, we filed our original Notification of Exploration with the IDL, which has been subsequently amended, for our surface exploration and drilling programs on the Helmer-Bovill Property.

In order to carry out mining activities, we are required to obtain a Mine Plan for Operations and Reclamation Plan (“MPO”).  In 2012, we completed a MPO for the extraction of sand tailings on the WBL Tailings Project.  The MPO permits us to mine the sand tailings between June to October for a period of 10 years (2012 – 2022).  As we are in the process of preparing a feasibility study on the Bovill Kaolin Project, we have not yet applied for an MPO for mining activities on the Bovill Kaolin Project.

All leases are subject to rental fees of US$1.00 per acre each year and a production royalty of 5.0% based on gross proceeds. The production royalty is prepaid at a rate of US$500 per lease for the first five years and increases to US$1,000 per lease for the second five years of the lease.

Mining operations are also regulated by Mine and Safety Health Administration (“MSHA”). MSHA inspectors will periodically visit projects to monitor health and safety for the workers, and to inspect equipment and installations for code requirements. Although we are not engaged in mining operations, we require all of our workers to have completed safety training courses when working on our project.

Other regulatory requirements monitor the following:

(a)	Explosives and explosives handling.
(b)	Use and occupancy of site structures associated with mining.
(c)	Hazardous materials and waste disposal.
(d)	State Historic site preservation.
(e)	Archaeological and paleontological finds associated with mining.

We believe that we are in compliance with all laws and plans to continue to comply with the laws in the future. We believe that compliance with the laws will not adversely affect its business operations. There is however no assurance that any change in government regulation in the future will not adversely affect our business operations.

Environmental Liability

We will have to sustain the cost of reclamation and environmental remediation for all exploration work undertaken. Both reclamation and environmental remediation refer to putting disturbed ground back as close to its original state as possible. Other potential pollution or damage must be cleaned up and renewed along standard guidelines outlined in the usual permits. Reclamation is the process of bringing the land back to its natural state after completion of exploration activities. Environmental remediation refers to the physical activity of taking steps to remediate, or remedy, any environmental damage caused. The amount of these costs is not known at this time as we do not know the extent of the exploration program that will be undertaken beyond completion of the recommended work program. Because there is presently no information on the size, tenor, or quality of any resource or reserve at this time, it is impossible to assess the impact of any capital expenditures on earnings, our competitive position or us in the event that a potentially economic deposit is discovered.

Permits and regulations will control all aspects of the production program if the project continues to that stage. Examples of regulatory requirements include:

(i)	Water discharge will have to meet drinking water standards;
(ii)	Dust generation will have to be minimal or otherwise re-mediated;
(iii)	Dumping of material on the surface will have to be re-contoured and re-vegetated with natural vegetation;
(iv)	An assessment of all material to be left on the surface will need to be environmentally benign;
(v)	Ground water will have to be monitored for any potential contaminants;
(vi)	The socio-economic impact of the project will have to be evaluated and if deemed negative, will have to be re-mediated; and
(vii)	There will have to be an impact report of the work on the local fauna and flora including a study of potentially endangered species.

A reclamation bond of US$7,600 has been posted to cover the current plan of operations. The Storm Water Pollution Prevention Plan (SWPPP) has been publicly noted without objection as of November 16, 2012.  The Company does not view the current environmental liability to be material as of April 30, 2015 as the amount is estimated to be below $5,000.

Employees

As of the date of this registration statement, we have five full time employees, four in Idaho plus our Chief Executive Officer in Utah.

Research and Development

We have not incurred any research and development expenditures since our inception.

Patents and Trademarks

We do not own, either legally or beneficially, any patent or trademark.

Item 1A. Risk Factors.

An investment in our common shares involves a high degree of risk.  You should carefully consider the risks described below and the other information in this registration statement before investing in our common shares. If any of the following risks occur, our business, operating results and financial condition could be seriously harmed. The trading price of our common shares could decline due to any of these risks, and you may lose all or part of your investment.

Risks Related To Our Business

We lack an operating history and have losses which we expect to continue into the future. As a result, we may have to suspend or cease exploration activities and if we do not obtain sufficient financing, our business will fail.

To date, we have been involved primarily in the acquisition, exploration and development of our mineral properties.  We have no operating history upon which an evaluation of our future success or failure can be made. Our ability to achieve and maintain profitability and positive cash flow is dependent upon: (i) our ability to locate a profitable mineral property, and (ii) our ability to generate revenues.

For the next twelve months, management anticipates that the minimum cash requirements to fund our feasibility study and our continued operations will be $3,500,000. Accordingly, we do not have sufficient funds on hand to meet our planned expenditures over the next twelve months and will be required to raise additional financing.

Obtaining financing would be subject to a number of factors, including the market prices for industry minerals.  These factors may make the timing, amount, terms or conditions of additional financing unavailable to us.  Since our inception, we have relied on equity financings and loans to fund our operations. We have not attained profitable operations and are dependent upon obtaining financing to pursue our plan of operation.

Because we are an exploration stage company, our business has a high risk of failure.

We are an exploration stage company that has incurred net losses since inception, we have not attained profitable operations and we are dependent upon obtaining adequate financing to complete our exploration activities.  The success of our business operations will depend upon our ability to obtain further financing to complete our planned exploration program and to attain profitable operations. If we are not able to complete a successful exploration program and attain sustainable profitable operations, then our business will fail.

Our auditors have expressed substantial doubt about our ability to continue as a going concern; as a result we could have difficulty finding additional financing.

Our financial statements have been prepared assuming that we will continue as a going concern.  We have not generated significant revenues from our main operations since inception and have accumulated losses.  As a result, our auditors have expressed substantial doubt about our ability to continue as a going concern.  Our ability to continue our operations depends on our ability to complete equity or debt financings or generate profitable operations.  Such financings may not be available or may not be available on reasonable terms.  Our financial statements do not include any adjustments that could result from the outcome of this uncertainty.

We do not have sufficient financial resources to operate for the next twelve months.

Our financial statements have been prepared assuming that we will continue as a going concern.  We have not generated significant revenues from our main operations since inception and have accumulated losses.  Our ability to continue our operations depends on our ability to complete equity or debt financings or generate profitable operations.  Such financings may not be available or may not be available on reasonable terms.  Our financial statements do not include any adjustments that could result from the outcome of this uncertainty.

Because of the unique difficulties and uncertainties inherent in mineral exploration ventures, we face a high risk of business failure.

You should be aware of the difficulties normally encountered by mineral exploration companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration, and additional costs and expenses that may exceed current estimates.

Although we have known mineral reserves, there are uncertainties related to mineral reserve and mineralization estimates.

There are numerous uncertainties inherent in estimating proven and probable reserves and mineralization, including many factors beyond our control. The estimation of reserves and mineralization is a subjective process and the accuracy of any such estimates is a function of the quality of available data and of engineering and geological interpretation and judgment. Results of drilling, metallurgical testing and production and the evaluation of mine plans subsequent to the date of any estimate may justify revision of such estimates. No assurances can be given that the volume and grade of reserves recovered and rates of production will not be less than anticipated. Assumptions about prices are subject to greater uncertainty and industrial mineral prices have fluctuated widely in the past. Declines in the market price of industrial minerals also may render reserves or mineralization containing relatively lower grades of ore uneconomic to exploit. Changes in operating and capital costs and other factors including, but not limited to, short-term operating factors such as the need for sequential development of ore bodies and the processing of new or different ore grades, may materially and adversely affect reserves

Because of the inherent dangers involved in mineral exploration, there is a risk that we may incur liability or damages as we conduct our business.

The search for valuable minerals involves numerous hazards.  As a result, we may become subject to liability for such hazards, including pollution, cave-ins and other hazards against which we cannot insure or against which we may elect not to insure. At the present time we have no coverage to insure against these hazards. The payment of such liabilities may result in our inability to complete our planned exploration program and/or obtain additional financing to fund our exploration program.

Because the prices of minerals fluctuate, if the price of minerals for which we are exploring decreases below a specified level, it may no longer be profitable to explore for those minerals and we will cease operations.

The profitability of mining operations is directly related to the market price of the industrial minerals being mined.  The market price of industrial minerals may fluctuate widely and is affected by numerous factors beyond the control of any mining company. These factors include expectations with respect to the rate of inflation, the exchange rates of the dollar and other currencies, interest rates, global or regional political, economic or banking crises, and a number of other factors. If the market prices of the mineral commodities we plan to explore decline, this will have a negative effect on the availability of financing to us.

We may be required to defend title to the leases that comprise our Helmer-Bovill Property.

Title to mineral properties involves certain inherent risks due to the difficulties of determining the validity of certain claims, as well as the potential for problems arising from the frequently ambiguous conveyance history characteristic of many mineral properties. Although we have taken steps to verify title to mineral leases in which we have an interest, these procedures do not guarantee our title. Such properties may be subject to prior agreements or transfers and title may be affected by undetected defects.  In March 2014, a complaint was filed against us seeking the return of the Helmer-Bovill property. See “Legal Proceedings”.

There are environmental risks associated with mineral exploration.

Environmental risks are inherent with mining operations.  The legal framework governing this area is constantly developing, therefore we are unable to fully ascertain any future liability that may arise from the implementation of any new laws or regulations, although such laws and regulations are typically strict and may impose severe penalties (financial or otherwise).  Our proposed activities of, as with any exploration, may have an environmental impact which may result in unbudgeted delays, damage, loss and other costs and obligations including, without limitation, rehabilitation and/or compensation.  There is also a risk that our operations and financial position may be adversely affected by the actions of environmental groups or any other group or person opposed in general to our activities and, in particular, the proposed exploration and mining by us within the State of Idaho.

We face significant competition in the mineral exploration industry.

We compete with other mining and exploration companies possessing greater financial resources and technical facilities than we do.  Due to our weaker competitive position, we may have greater difficulty in hiring and retaining qualified personnel to conduct our planned exploration and development activities, which could cause delays in our exploration programs.

There may be barriers in entering the market as we will be a new supplier of industrial mineral products.

We will be a new supplier of industrial mineral products.  Accordingly, we will be competing with more established industrial mineral companies that currently supply the ceramics and glass industries with industry mineral products.  Accordingly, the ceramics, glass and other industries may be reluctant to terminate existing supply relationships and retain our company as a supplier of industrial mineral products to them.  In the event that we are unable to be retained by these industries, our operations may be negatively impacted.

Demand for our metakaolin products will be dependent on funding for infrastructure projects.

Metakaolin is significantly more expensive than other kaolin products, such as, fly ash.  In the United States, the funding for infrastructure projects is low.  As a result, fly ash is commonly used for infrastructure products due to its low cost.  Accordingly, our future customers may be unable or unwilling to purchase our metakaolin products unless funding infrastructure projects is increased.

If we are unable to hire and retain key personnel, we may not be able to implement our business plan and our business will fail

Our success will largely depend on our ability to hire highly qualified personnel with experience in geological exploration. These individuals may be in high demand and we may not be able to attract the staff we need. In addition, we may not be able to afford the high salaries and fees demanded by qualified personnel, or may lose such employees after they are hired. Currently, we have not hired any key personnel. Our failure to hire key personnel when needed could have a significant negative effect on our business.

Our Helmer-Bovill Property is currently the subject of litigation in the State of Idaho.  If we are unsuccessful in defending against this action, we could lose our rights to the Helmer-Bovill Property.

We have been named as third party defendants in an action filed by two members of the previous owners of the Helmer-Bovill Property, IIM.  Among other things, the third party plaintiffs have claimed that IIM is entitled to have the Helmer-Bovill Property returned to them.  We believe that the plaintiffs’ claims are without merit and we have vigorously defended the action filed against us.  However, if we are unsuccessful in defending this action or in negotiating a settlement with the plaintiffs, we could lose our rights to the Helmer-Bovill Property.  Through the mediation process, the plaintiffs and Company entered into a binding settlement agreement in principle to settle the claims giving Company 100% title to the property subject to certain terms and court approval. As of this date, the settlement has not yet been finalized.

Risks Related To The Ownership of Our Shares

There has been a very limited public trading market for our securities in the United States, and the market for our securities in the United States may continue to be limited and be sporadic and highly volatile.  Trading in our shares on the TSX Venture Exchange has sometimes been sporadic.

There is currently a limited public market for our common shares. Our common shares trade in Canada on the TSX Venture Exchange and over the counter in the United States on the OTCQX market place. We cannot assure you that an active market for our shares will be established or maintained in the future. The OTCQX is not a national securities exchange, and many companies have experienced limited liquidity when traded through this quotation system. Trading in our shares on the TSX Venture Exchange has sometimes been sporadic.  Holders of our common shares may, therefore, have difficulty selling their shares, should they decide to do so. In addition, there can be no assurances that such markets will continue or that any shares, which may be purchased, may be sold without incurring a loss. The market price of our shares, from time to time, may not necessarily bear any relationship to our book value, assets, past operating results, financial condition or any other established criteria of value, and may not be indicative of the market price for the shares in the future.

In addition, the market price of our common stock may be volatile, which could cause the value of our common shares to decline. Securities markets experience significant price and volume fluctuations. This market volatility, as well as general economic conditions, could cause the market price of our common shares to fluctuate substantially. Many factors that are beyond our control may significantly affect the market price of our shares. These factors include:

(a)	price and volume fluctuations in stock markets;
(b)	changes in our operating results;
(c)	any increase in losses from levels expected by securities analysts;
(d)	changes in regulatory policies or law;
(e)	operating performance of companies comparable to us; and
(f)	general economic trends and other external factors.

Even if an active market for our common shares is established, stockholders may have to sell their shares at prices substantially lower than the price they paid for the shares or might otherwise receive than if an active public market existed.

We will likely conduct further offerings of our equity securities in the future, in which case your proportionate interest may become diluted.

Since our inception, we have relied on such sales of our common shares to fund our operations.  We will likely be required to conduct additional equity offerings in the future to finance our current projects or to finance subsequent projects that we decide to undertake. If common shares are issued in return for additional funds, the price per share could be lower than that paid by our current shareholders. We anticipate continuing to rely on equity sales of our common shares in order to fund our business operations. If we issue additional shares, your percentage interest in us could become diluted.

If we are, or were, a U.S. real property holding corporation, non-U.S. holders of our common stock or other security convertible into our common stock could be subject to U.S. federal income tax on the gain from the sale, exchange or other disposition of such security.

If we are or ever have been a U.S. real property holding corporation (a “USRPHC”) under the Foreign Investment Real Property Tax Act of 1980, as amended (“FIRPTA”) and applicable United States Treasury regulations (collectively, the “FIRPTA Rules”), unless an exception applies, certain non-U.S. investors in our common stock (or options or warrants for our common stock) would be subject to U.S. federal income tax on the gain from the sale, exchange or other disposition of shares of our common stock (or such options or warrants), and such non-U.S. investor would be required to file a United States federal income tax return. In addition, the purchaser of such common stock, option or warrant would be required to withhold from the purchase price an amount equal to 10% of the purchase price and remit such amount to the U.S. Internal Revenue Service.

We have not conducted a formal analysis of whether we are or have ever been a USRPHC. However, we believe that we may be a USRPHC. In general, under the FIRPTA Rules, a company is a USRPHC if its interests in U.S. real property comprise at least 50% of the fair market value of its assets. If we are or were a USRPHC, so long as our common stock is “regularly traded on an established securities market” (as defined under the FIRPTA Rules), a non-U.S. holder who, actually or constructively, holds or held no more than 5% of our common shares not subject to U.S. federal income tax on the gain from the sale, exchange or other disposition of our common shares under FIRPTA. In addition, other interests in equity of a USRPHC may qualify for this exception if, on the date such interest was acquired, such interests had a fair market value no greater than the fair market value on that date of 5% of our common shares. Any of our common shares (or owners of options or warrants for our common shares) that are non-U.S. persons should consult their tax advisors to determine the consequences of investing in our common shares (or options or warrants).

The recently enacted JOBS Act will allow us to postpone the date by which we must comply with certain laws and regulations and to reduce the amount of information provided in reports filed with the SEC. We cannot be certain if the reduced disclosure requirements applicable to “emerging growth companies” will make our common stock less attractive to investors.

We are and we will remain an "emerging growth company" until the earliest to occur of (i) the last day of the fiscal year during which our total annual revenues equal or exceed $1 billion (subject to adjustment for inflation), (ii) the last day of the fiscal year following the fifth anniversary of our initial public offering, (iii) the date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt securities, or (iv) the date on which we are deemed a "large accelerated filer" (with at least $700 million in public float) under the Exchange Act. For so long as we remain an "emerging growth company" as defined in the JOBS Act, we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not "emerging growth companies" as described in further detail in the risk factors below. We cannot predict if investors will find our common stock less attractive because we will rely on some or all of these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. If we avail ourselves of certain exemptions from various reporting requirements, as is currently our plan, our reduced disclosure may make it more difficult for investors and securities analysts to evaluate us and may result in less investor confidence.

As an “emerging growth company” we are permitted to adopt accounting standards within the same timeframes as private companies.  This may make it more difficult to compare our financial statements to the financial statements of other public companies.

Pursuant to the JOBS Act, as an “emerging growth company”, we are permitted to adopt new or revised accounting standards issued by the Public Company Accounting Oversight Board (PCAOB) on the same date as private companies rather than other public companies.  The JOBS Act permits us to “opt out” of these extended transition periods, however we have not elected to opt out of these rules.  This may make it more difficult to compare of our financial statements with other public companies that are not “emerging growth companies”.

The JOBS Act allows us to postpone the date by which we must comply with certain laws and regulations intended to protect investors and to reduce the amount of information provided in reports filed with the SEC.

We meet the definition of an “emerging growth company” and so long as we continue to qualify as an “emerging growth company,” we will, among other things:

  be exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that its independent registered public accounting firm provide an attestation report on the effectiveness of its internal control over financial reporting;
  be exempt from the "say on pay” provisions (requiring a non-binding shareholder vote to approve compensation of certain executive officers) and the "say on golden parachute” provisions (requiring a non-binding shareholder vote to approve golden parachute arrangements for certain executive officers in connection with mergers and certain other business combinations) of The Dodd–Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) and certain disclosure requirements of the Dodd-Frank Act relating to compensation of Chief Executive Officers;
  be permitted to omit the detailed compensation discussion and analysis from proxy statements and reports filed under the Exchange Act, as amended and instead provide a reduced level of disclosure concerning executive compensation; and
  be exempt from any rules that may be adopted by the PCAOB requiring mandatory audit firm rotation or a supplement to the auditor’s report on the financial statements.

We currently intend to take advantage of all of the reduced regulatory and reporting requirements that will be available to it so long as it qualifies as an “emerging growth company”. We have elected not to opt out of the extension of time to comply with new or revised financial accounting standards available under Section 102(b)(1) of the JOBS Act. Among other things, this means that our independent registered public accounting firm will not be required to provide an attestation report on the effectiveness of our internal control over financial reporting so long as we qualify as an “emerging growth company”, which may increase the risk that weaknesses or deficiencies in the internal control over financial reporting go undetected. Likewise, so long as we qualify as an “emerging growth company”, we may elect not to provide certain information, including certain financial information and certain information regarding compensation of executive officers, which would otherwise have been required to provide in filings with the SEC, which may make it more difficult for investors and securities analysts to evaluate us. As a result, investor confidence in our company and the market price of our common stock may be adversely affected.

Notwithstanding the above, we are also currently a “smaller reporting company”, meaning that we are not an investment company, an asset-backed issuer, or a majority-owned subsidiary of a parent company that is not a smaller reporting company and have a public float of less than $75 million and annual revenues of less than $50 million during the most recently completed fiscal year. In the event that we are still considered a “smaller reporting company”, at such time we cease being an “emerging growth company”, the disclosure we will be required to provide in our SEC filings will increase, but will still be less than it would be if we were not considered either an “emerging growth company” or a “smaller reporting company”.  Specifically, similar to “emerging growth companies”, “smaller reporting companies” are able to provide simplified executive compensation disclosures in their filings; are exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that independent registered public accounting firms provide an attestation report on the effectiveness of internal control over financial reporting; are not required to conduct say-on-pay and frequency votes until annual meetings occurring on or after January 21, 2013; and have certain other decreased disclosure obligations in their SEC filings, including, among other things, only being required to provide two years of audited financial statements in annual reports.  Decreased disclosures in our SEC filings due to our status as an “emerging growth company” or “smaller reporting company” may make it harder for investors to analyze the Company’s results of operations and financial prospects.

Our securities are considered a penny stock.

Because our securities are considered a penny stock, shareholders will be more limited in their ability to sell their shares. The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or quotation system. Because our securities constitute “penny stocks” within the meaning of the rules, the rules apply to us and to our securities. The rules may further affect the ability of owners of shares to sell our securities in any market that might develop for them. As long as the trading price of our common shares is less than $5.00 per share, the common shares will be subject to Rule 15g-9 under the Exchange Act. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that:

1.	contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;

2.	contains a description of the broker’s or dealer’s duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of securities laws;

3.	contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price;

4.	contains a toll-free telephone number for inquiries on disciplinary actions;

5.	defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and

6.	contains such other information and is in such form, including language, type, size and format, as the SEC shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with: (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such shares; and (d) a monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitably statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our shares.

Item 1B. Unresolved Staff Comments.

None

Item 2. Properties.

We currently do not own any real property.  We currently sub lease on a month to month basis an office space located at Suite 880, 580 Hornby Street, Vancouver, BC Canada V6C 3B6, consisting of approximately 256 square feet at a cost of $1,500 per month.

HELMER-BOVILL PROPERTY

We own a 100% interest in our lead mineral project called the Helmer-Bovill Property.  Our operations at the Helmer-Bovill Property are focused on developing the Bovill Kaolin Project and the WBL Tailings Project, which are located within the Helmer-Bovill Property.

We acquired the Helmer-Bovill Property from Idaho Industrial Minerals (“IIM”) pursuant to an Assignment Agreement with Contingent Right of Reverter  dated August 12, 2002, as amended August 10, 2005, August 10, 2008 and January 21, 2010 (as amended, the “IIM Agreement”), between I-Minerals USA (formerly Alchemy Kaolin Corporation), our wholly owned subsidiary, and IIM.  Under the terms of the IIM Agreement, IIM retained a contingent right of reverter with respect to the mineral lease applications (or the mineral leases acquired thereby) underlying the Helmer-Bovill Property if we failed meet our obligation to issue to IIM a total of 1,800,000 shares of our common stock, in tranches, based upon the completion of certain deliverables, and subject to such conditions as imposed by the TSX Venture Exchange.  On January 22, 2013, we delivered the final tranche of the shares issuable to IIM.  As such, we believe that the contingent right of reverter set out in the IIM Agreement has been extinguished, and that we have fulfilled all of our obligations under the IIM Agreement.

However, shortly after our delivery of the final tranche of shares to IIM, two minority members of IIM attempted to derivatively (and on behalf of IIM) reject our tender of shares.  These minority members of IIM claimed that the deliverables were not completed and the right of reverter could be exercised.  The majority member of IIM brought suit against the two minority members claiming that no such derivative right exists, that the minority members had no right or authority to reject the shares on behalf of IIM, and that we had fully complied with the terms of the IIM.  We have since been brought into that lawsuit.  Court-ordered mediation was held on May 28, 2015, in the lawsuit filed against the Company by Hoodoo Resources, LLC, and the Brent Thomson Family Trust (collectively, "the Plaintiffs").  The mediation sought to resolve the Plaintiffs’ claims against the Company, as well as the Company’s claims against the Plaintiffs.

The Company is pleased to announce that the mediation was successful and the Plaintiffs and the Company entered into an agreement in principle to settle the parties’ claims against one another that was documented in a Binding Settlement Term Sheet.  The terms of the settlement include “the broadest release allowed by law” and require that all claims now existing, whether known or unknown, be dismissed with prejudice.  The settlement also includes an acknowledgement by the Plaintiffs that “I-Minerals is the sole owner of the” mineral Leases that are subject to the August 10, 2002 agreement, as amended, between the Company and IIM, and that the Company owns the mineral Leases “free and clear of all claims of the parties” to the lawsuit.  Refer to Item 3. Legal Proceedings for further information.

The technical information appearing below concerning the Helmer-Bovill Property is derived from the technical report titled “NI 43-101 Updated Prefeasibility Technical Report – Bovill Kaolin Project – Latah County, Idaho” dated June 26, 2014 and prepared SRK Consulting (U.S.), Inc. (“SRK”), independent mining consultants.

Description of Property

The Helmer-Bovill Property is a development stage open pit mining operation which will produce quartz sand, K- feldspar sand, kaolinite clay, metakaolin clay and halloysite clay.  The area has been mined historically for similar products.

The Helmer-Bovill Property is located at geographical coordinates 46° 53’ 14.7” N. latitude and 116° 28’ 11.7” W longitude in Latah County, Idaho, USA. The Helmer-Bovill Property currently consists of 11 mineral leases totaling 5,140.64 acres. The mineral leases are not contiguous, but are concentrated within three surveyed townships near the town of Bovill, Idaho

Figure 1.  Location of the Helmer-Bovill Property

Figure 2.  Location of Mineral Leases

Figure 3.  Location of Deposits

The Helmer-Bovill Property area is located on endowment lands owned and administered by the IDL. These and other IDL holdings across the state of Idaho were granted to the state in 1890 by the federal government on the condition they produce maximum long-term financial returns for public schools and other beneficiaries. Therefore, IDL has a mandate for these lands to produce revenue to support the state’s public school system and other state institutions. To achieve this, IDL manages these properties primarily for profit through the production of timber, livestock grazing, and the extraction of mineable materials.

The State of Idaho endowments lands fall in two categories referred to as Fee Simple (FS) and Minerals Only (MO). The FS lands are where the State owns both mineral and surface rights. The MO lands are where the State owns mineral rights but someone else owns surface rights. The majority of the lands held by us are FS. All mineral resources and mineral reserves described in this report are located on FS lands. By way of our mineral leases, we have surface rights and legal access to the Helmer-Bovill Property provided it meets all permitting and bonding requirements administered by IDL. In the State of Idaho, mineral leases are not required to be physically located in the field. The mineral leases are currently described only on paper by the U.S. Public Land Survey Grid.

In 2002, we acquired from IIM, through our wholly owned subsidiary Alchemy Kaolin Corporation, 16 State of Idaho mineral lease applications in Latah County, Idaho, to cover deposits of feldspar, kaolin, and quartz located near Bovill, Idaho. In 2003, we converted these applications to ten mineral leases and subsequently obtained two more mineral leases. Renewal applications for all 12 leases were filed on April 27, 2012 with a US$3,000 application fee. As part of the renewal process, Idaho converted the 12 mineral leases into 10 revised mineral leases which were issued on February 28, 2013. Subsequently, during 2013 the State of Idaho granted one additional mineral lease to us. At this time, we hold 11 mineral leases totaling 5,140.64 acres. All these are valid until 2023, at which time; they can be renewed for an additional ten years. All leases are subject to rental fees of US$1.00 per acre each year and a production royalty of 5.0% based on gross proceeds. The production royalty is prepaid at a rate of US$500 per lease for the first five years and increases to US$1,000 per lease for the second five years of the lease.

The details of the mineral leases that comprise the Helmer-Bovill Property are summarized below:

Mineral Lease No.	FS / MO	Acres
E410005	FS	172.00
E410006	FS	377.75
E410007	FS	140.00
E410007	FS	260.00
E410008	FS	370.80
E410008	FS	160.00
E410008	FS	53.17
E410009	MO	80.00
E410009	MO	280.00
E410009	MO	269.50
E410010	FS	242.44
E410010	FS	242.52
E410010	FS	40.00
E410010	FS	80.00
E410011	FS	117.19
E410011	FS	438.73
E410012	MO	41.41
E410012	MO	80.00
E410013	FS	240.00
E410013	FS	400.00
E410014	FS	413.78
E410014	FS	161.35
E410015	FS	480.00

The WBL Tailings Project is located on mineral lease E410013 and covers an area of approximately 650 feet wide by 900 feet long.

Location, Access and Infrastructure

The Helmer-Bovill Property is accessed by road from the town of Bovill by following U.S Highway #12 to State Highway ID-3 S to Deary and then State Highway ID-8 W for 0.4 mi, then turning right on Moose Creek Road/National Forest Road 381 and following for 5.5 miles. ID-3 S/ID-8 W is an improved two lane road, while Moose Creek Road/National Forest Development Road 381 is a dirt/gravel road that provides access to State and Federal lands. In addition, access to specific areas to be mined will require either upgrades to former logging roads or construction of new access roads.

The nearest, large communities are Moscow, Idaho, which lies about 28 miles west-southwest of the Property, and Lewiston, Idaho, which lies about 33 miles to the southwest. Transport to the Helmer-Bovill Property would utilize standard over-highway vehicles.

Electric power would be provided by Avista Corp., but we would be required to construct approximately four miles of power lines.

Natural gas is available to the Helmer-Bovill Property from a natural gas pipeline that extends from Moscow to Bovill and is available to be utilized for this processing facility. Approximately two miles of pipeline would need to be constructed.

Water needed for processing would come from new wells located at the process site. Groundwater from drilled wells is typically used to serve domestic needs within the vicinity of the Property. Additional water is also available in a small reservoir north of the Helmer-Bovill Property. We intend to apply for water rights to this reservoir in the near future.

The region has a long history of clay production, forestry and farming. A labor force skilled in heavy equipment operation, trucking, and general labor exists within the surrounding communities and rural areas.

There are several suitable locations for potential tailings storage, mining waste disposal, and potential processing plants.

The WBL Tailings Project is mined using a loader and/or excavator or backhoe.  If required, on-site power will be supplied by a diesel or gasoline power generator.  Fuel supply will generally be provided by pickup truck fuel transfer tanks (typically 90 to 150 gallons).  If fuel is temporarily stored on site, secondary containment will be used (either double-walled tanks or a secondary containment wall), and if fuel storage volume exceeds 1320 gallons, a Spill Prevention, Control Countermeasure plan will be developed in accordance with federal regulations.  Water will be used only as dust control and will be taken from the WLB pits.  Bottled water will be provided, as necessary for drinking water for employees and contractors.

Climate and Physiography

The climate at the Helmer-Bovill Property is characterized by an estimated average annual precipitation of 38.82 inches, with the highest values recorded between October and March (71% of the annual precipitation). The average annual minimum and maximum temperatures are 30.1°F and 55.7°F,respectively; with average monthly minimum and maximum temperatures ranging from 18.5°F to 41.7°F and 41.1°F to 83.3°F, respectively.

The average total snowfall ranges from 0.1 inches in October to 37.3 inches in January, with an annual average of 100.9 inches. Average snow depth ranges from 1.0 inches in November to 23.0 inches in February, with an annual average snow depth of 6.0 inches.

The average elevation is about 3,000 ft. above mean sea level, with a topographic relief of about 200 ft. The area is largely covered with soil, but old workings (pits and trenches) and road cuts provide exposure to the underlying bedrock geology. The Helmer-Bovill Property is located on the west side of the Potlatch River drainage area.

The Helmer-Bovill Property area consists of low foothills and ridges alternating with relatively wide, flat basins. Forested areas occupy the slopes and ridge tops which are managed primarily for timber production. Conifer forest makes up approximately 50% of the overall Helmer-Bovill Property area. Forest stands were observed to be early seral, highly fragmented, and lacking in the ecological functions and values of older, more contiguous forests. Grasslands occur in the basins alongside sinuous intermittent and perennial stream channels. The Helmer-Bovill Property area is currently permitted for livestock grazing. Most of the Helmer-Bovill Property area has been disturbed by previous mining, forestry and grazing activities and, as such, contain predominantly disturbance oriented plant communities. Non-forested meadows or pasture areas are intensively grazed resulting in a proliferation of non-native vegetation and soil compaction and erosion.

Surface waters primarily consist of small, meandering, intermittent stream channels that flow toward the Potlatch River. These channels are typically located in the level “flats” between low hills or ridgelines and dry up by mid or late summer. Most streams are hydrologically altered by high- density road construction, historic mining, and cattle grazing. Grazing has also eliminated much of the woody growth along most stream channels resulting in eroded channels and sedimentation. Other surface waters include several old clay mining pits and small dams that have developed into water catchment basins as well as emergent wetlands flanking the stream channels. Groundwater appears in scattered locations as either springs or seepage discharge along streams or edges of wetlands. Native soils predominate in the area.

History

U.S. Bureau of Mines (“USBM”) and United States Geological Survey (“USGS”) (1942-1947)

During World War II, the clays in eastern Washington and northern Idaho were examined as a possible source of alumina and a substitute for foreign bauxite ores. Domestic bauxite reserves were being depleted, and the importation of foreign bauxites was handicapped by transportation difficulties. Both the USGS and USBM conducted extensive field studies that were followed by the drilling of 650 holes that totaled about 20,252 ft.

USBM (1953-1963)

In 1953 the USBM continued their search for viable clay deposits. They also investigated the potential of the contained silica sand for the glass industry. The USBM tested the Benson and Olsen clay deposits between Troy and Deary, and then moved on to the Bovill deposits. Ninety-seven samples were collected from 1,325 ft. of drilling over an area covering 750 ft. x 350 ft. that is located 1.5 miles southwest of Bovill near State Highway 8.

A.P. Green Refractories Company (1956-1993)

In 1956, A.P. Green Refractories Company purchased all the remaining assets of Troy Brick and Clay and acquired a lease, being located north of Helmer, from which they produced refractory clay. They processed the clay by air flotation to produce two grades of refractory clay. Production continued until the early 1990’s when Hammond Engineering purchased one pit from A.P. Green. This pit produced transported clay for ceramic applications. Total production from the area during this period is estimated to be 250,000 tons.

J.R. Simplot Company (1956-1974)

In 1956, the J.R. Simplot Company (“Simplot”) of Boise, Idaho, acquired leases covering the Bovill deposits. In a cooperative program, Simplot and USBM drilled 240 holes (99 of which were on 50 ft. centers) and conducted washing, pyrometric, mineralogical, and beneficiation tests. By 1962, Simplot had built a clay plant, the Miclasil facility, for the production of paper fillers and specialty ceramics. Production initially came from pits in the Bovill deposit, which are in transported clay of the Latah formation directly south of the plant. Simplot shifted production to residual clay deposits in the granodiorite, as this source proved more satisfactory for paper filler. The pits exploited by Simplot for residual clays were the WBL north and south pits and the Moose Creek Clay Mine, and the Stanford pit. Simplot operated their plant until 1974, when it was sub-leased to Clayburn Industries of British Columbia. Clayburn operated the property only a few years, calcining clay that was shipped to Canada and processed into super-duty and 70% alumina bricks. In 1994 the plant was dismantled and the property partially reclaimed.

Several Companies (1983-1986)

During the mid-1980’s, a number of companies began exploration work in the Helmer-Bovill area to identify clays suitable for use as paper fillers and coaters. The University of Indiana, Nord Resources, Miles Industrial Mineral Research, and Cominco American conducted work on the Helmer-Bovill area deposits. In 1985-1986, the Erikson- Nisbet Partnership formed a consortium of companies to develop new processes for beneficiation of the clays, but the introduction of precipitated calcium carbonate fillers for paper reduced the demand for kaolin fillers.

Regional Geology

The regional geology is dominated by Precambrian sedimentary rocks of the Belt Supergroup (“Belt”), which have been strongly deformed and intruded with granitic phases of the Idaho Batholith during the Cretaceous age Sevier Orogeny.

During the Middle Proterozoic, the area was dominated by a large intra-cratonic basin that was subsiding along syn-sedimentary faults. The basin sediments comprise the Belt which range in age from about 1,470 to 1,400 Ma. The oldest units consist of the Lower Belt sequence, these are overlain by the Middle Belt Carbonates and the youngest are the Missoula Group.

The Belt sediments are believed to have remained relatively stable until approximately 1,350 Ma when portions of the basin were affected by compressional tectonics of the East Kootenay Orogeny. This orogeny was followed by rifting of the basin during the late Proterozoic-early Paleozoic when large portions of the sediments were transported away and the western margin of North America was developed.

The next major tectonic event occurred during the Cretaceous Sevier Orogeny. Early compressional tectonics dominated the area forming large-scale folds, reverse and thrust faults. During the late Cretaceous, the Bitterroot Lobe of the Idaho Batholith was emplaced in the region. The intrusive rocks described below were formed during this event.

The most recent, significant, geologic event was the deposition of the Columbia River Basalts (“CRB”). The CRB consist of a large plateau flow sequence of Miocene age (6 to 17 Ma). The lavas are distributed over an extensive area covering portions of Idaho, Oregon, and Washington. Minor extensional block faulting has resulted in much of the present landscape.

Local Geology

Belt Series

The Precambrian metasediments of the Belt series are the oldest rocks in the Bovill-Moscow area and form the basement for the entire area. The Belt series rocks crop out primarily in the northern and eastern sections of the Helmer-Bovill Property. They form a high-grade metamorphic facies assemblage that includes gneiss, schist, and minor meta-quartzite, meta-argillite, and meta-siltite.

Thatuna Granodiorite

Granitoid intrusive rocks of Cretaceous age underlie a large portion of the Helmer-Bovill area and form part of the Thatuna batholith. Thatuna lithologies consist predominantly of granodiorite with subordinate adamellite, tonalite, and granite. The principal mineral constituents are quartz, plagioclase feldspar, K-spar, and biotite with trace to minor amounts of muscovite, garnet, and epidote. The batholith is medium- to coarse-grained granular, and porphyritic textures are common. Erosion of the Thatuna batholith developed a mature topography where it is exposed in Latah County.

Recent geological mapping identified a previously undescribed phase of the Thatuna batholith, referred to as the Kmcp. The Kmcp is interpreted to be a border zone of the intrusion that occurs along the interface between the main-stage, coarse-grained, and porphyritic Thatuna batholith and the Precambrian Belt series roof rocks. Intrusion into cooler roof rocks resulted in a distinctive and texturally diverse unit characterized by dominant granular medium-grained and subordinate coarse-grained and pegmatoid textures, the lack of well-developed porphyritic textures and the presence of Precambrian xenolithic paragneiss, paraschist and metasiltite blocks inherited from the roof rocks. Where unaltered, the Kmcp intrusive rocks contain a primary assemblage of plagioclase, K-spar, quartz, biotite, and muscovite, and are predominantly of granodioritic to granitic composition. The porphyritic main body of the Thatuna batholith does not appear to crop out within the mapped part of the Helmer-Bovill area.

The Kmcp derives its distinctive character from high-level interaction with the Precambrian metasedimentary roof rocks. More rapid cooling in the contact zone produced a dominant medium-grained, non-porphyritic, granodioritic unit in contrast to the coarser-grained, porphyritic granodiorite lithology that characterizes the deeper main stage of the batholith. In the roof zone, hydrous mineral-bearing xenolithic blocks of the Precambrian Belt series metasediments were entrained by the intruding magma and outgassed of their volatile component. The outgassing contributes to the creation of pockets of hydrous granitic liquid proximal to the Precambrian blocks. These pockets crystallized subsequently into coarse-grained to pegmatoid granite pods that are distributed within the larger body of medium-grained granodiorite. Owing to the physicochemical conditions of crystallization within the hydrous pods of granitic liquid, the resultant solidified rocks show a stronger tendency toward higher proportions of K-feldspar relative to plagioclase and higher K2O/Na2O ratios than does the dominant medium-grained granodiorite.

Weathered Thatuna Granitoid

The exposed Thatuna batholith was subjected to intense weathering in a tropical or near-tropical climate during the Miocene epoch, while the Columbia River basalts were erupted and the Latah formation sediments were deposited. In response to the strong weathering, much of the feldspar and at least some of the mica in the igneous body were altered to one or more varieties of clay minerals. The depth limit of weathering may initially have been fairly consistent; however, subsequent erosion has left a variable weathering profile with thickness roughly dependent on topography. At present, the depth of weathering may exceed 100 ft. along ridges and be less than 3 ft. in some valleys.

Of particular importance is the weathering of the feldspar in the granitoids to halloysitic to kaolinitic clays. It was the presence of kaolinitic clay deposits that provided the initial impetus for economic mineral development in north Idaho. Plagioclase feldspar is the least stable phase in the weathering environment, and it alters to form clay well before K-spar and muscovite. K-spar and the micas are relatively resistant to alteration during all but the most intense weathering. Quartz is impervious to alteration throughout the weathering cycle. In the Helmer-Bovill area, pits that were mined for kaolin in residual deposits contained mostly quartz, halloysite, kaolinite, and K-spar. The waste material is primarily quartz and K-feldspar, with plagioclase accounting for only a minor proportion of the total feldspar.

Potato Hill Volcanics

The Potato Hill volcanic rocks contain silicic to intermediate volcanic rocks and include lava flow and pyroclastic flow units, as well as hypabyssal intrusive rocks. They form much of the rock along the western edge of the Helmer embayment at Potato Hill, and along the southern edge of the Thatuna. Many of the pyroclastic flows contain abundant xenolithic clasts of older granodiorite and Belt metasediments.

The individual flows are 3 to 50 ft. thick and the complete sequence exceeds 900 ft. in thickness. The flow units generally contain 3% to 10% phenocrysts of feldspar and quartz distributed in an aphanitic matrix of devitrified volcanic glass. Accessory minerals include magnetite, hornblende, apatite, and zircon. Some lithic-rich pyroclastic flow units carry up to 20% fragments. The saprolitic weathering that is well-developed in the older rocks has not appreciably affected the Potato Hill volcanics.

Columbia River Basalts

The First Normal member of the Grande Ronde formation, the Priest Rapids member of the Wanapum formation, and the Onaway member of the Saddle Mountain formation (oldest to youngest, respectively) are all Columbia River basalt flows mapped in the Helmer-Bovill area. The Grande Ronde formation flow occurs in the southern portion of the Helmer-Bovill area and consists of fine-grained to very fine-grained aphyric basalt. The Priest Rapids flow is a medium to course-grained basalt with microphenocrysts of plagioclase and olivine in a groundmass of intergranular pyroxene, ilmenite, and devitrified glass. It crops out in increasing abundance to the southwest toward Deary. Saddle Mountain basalts are found much further to the west. The importance of the Columbia River basalts to the genesis of the Latah formation is that the episodic basaltic extrusion dammed streams and formed lakes into which kaolin-rich sediments eroded from weathered granitoid and Precambrian metasediments were deposited.

Latah Formation

The Latah formation can be described as lake bed sediments that, although local in origin and distributed in disconnected basins, occur over an area 175 miles long and 75 miles wide in eastern Washington and northern Idaho. Episodic flows of the Columbia River basalts blocked streams and formed lakes that collected sediments eroded from surrounding rocks. In the Helmer-Bovill area, a major basin termed the Helmer embayment occurs over an area of approximately 25 to 30 square miles. Latah formation sediments are described as clay, silt, sand and minor gravel deposits that are laterally equivalent with and overlie flows of Columbia River basalts. The clays are white, yellow, red and brown in color, kaolinite-rich, and range from a few feet to several tens of feet in thickness.

Palouse Formation

The Palouse Formation comprises mixed loess and flood plain sediments of Pleistocene age. It ranges in thickness from 3 to 35 ft. in thickness and averages 10 ft. thick in the Helmer embayment. The unconsolidated layers also include volcanic ash from the eruption of various Cascade Range volcanoes.

Mineralization

The Helmer-Bovill Property hosts four different deposit types. These include primary plagioclase deposits, residual K-spar-quartz-kaolinite-halloysite deposits, transported clay deposits and K-spar-quartz tailings deposits (which are located at the WBL Tailings Project).

The primary plagioclase deposits are hosted within granitic border phases of the Thatuna granodiorite. The transported clay deposits are hosted primarily within the Latah formation. This formation was deposited primarily in shallow lakes dammed by Columbia River Basalts. Extensive weathering of feldspathic source terrains constitutes the provenance of these clays. The residual deposits are derived from saprolitic weathering of the Thatuna granodiorite-granitic phases. In general, plagioclase alters to kaolinite and halloysite. These clays are accompanied by residual K-spar and quartz.

The WBL Tailings Project hosts K-spar and quartz.  The tailings were deposited on a gently east-northeast sloping hillside and also with an impoundment structure located at the base of the slope.  Exploration tranches indicate the tailings are in excess of 17 ff. deep in most places.  In general, the sloping portions of the tailings are composed of coarser material and the flat lying portions at the base of the slope are composed of relatively finder materials.  The tailings appears to be continuous based on observations from test from the pits.

Feldspars

The unweathered Thatuna Batholith represents a source carrying a high total feldspar abundance, of which a significant proportion is plagioclase.

In the strongly weathered Thatuna Batholith rocks plagioclase shows nearly complete alteration to a kaolin mineral, but much of the K-spar survives alteration. The tailings contain essential quartz and K-spar, some clay/mica, and only minor amounts of plagioclase.

Quartz

Exploration and drilling results indicate that the quartz in the Thatuna batholithic rocks is relatively free of Fe-bearing mica or oxide inclusions. Accordingly, the area has excellent potential to produce a glass-grade product that might be processed further into feed stocks for the high purity quartz market.

Clay Minerals

The kaolinite group of clay minerals includes four minerals that are similar chemically, but differ with regard to crystal structure.  Kaolinite and halloysite are the major clay minerals in the Helmer-Bovill area clay deposits. Crystal structure differences are important and control properties relevant to their commercial applications. Kaolinite occurs as distinct platelets, whereas halloysite forms tubes and spheroids. Although halloysite also has a plate-like crystal form, imperfections in its crystal lattice cause the crystal to “roll up” into the tubular forms. There are two varieties of halloysite, the four-water variety and the two-water variety. The two-water variety is a dehydrated version of the four-water halloysite and is almost impossible to distinguish from poorly crystallized kaolinite. Both varieties of tubular halloysite and poorly crystallized kaolinite exhibit poor viscosity, and their use is limited to fillers and ceramics. Well- crystallized kaolinite generally exhibits good viscosity properties and is suitable for high quality ceramics and paper coaters.

Most of the mineralogical work completed on the Helmer embayment clays indicates that the transported, sedimentary kaolins consist predominantly of kaolinite, but have a significant halloysite component.

Residual clays developed on weathered granitoid in the Helmer-Bovill area are a mixture of halloysite and kaolinite, with the concentration of each dependent upon the degree of weathering. The halloysite content increases with depth as the effects of weathering diminish.

Deposit Type

The residual deposits consist primarily of K-spar, quartz and clays. The mineral deposit is underlain by the Thatuna Batholith, composed mainly of plagioclase, K-spar and quartz. Weathering has created a residual saprolite horizon which directly overlies the bedrock from which it was derived. During the natural processes of weathering, the original plagioclase feldspars have preferentially broken down to produce the clays kaolinite and halloysite. The K-spars have resisted weathering to a degree and much of the original component remains as free grains. Similarly, the quartz component of the host rock remains as free grains in the weathered material.

Exploration, Drilling and Bulk Sampling/Pilot Testing

Exploration Programs

During the period from 1999 through the end of 2001, the exploration work included the acquisition of over 6,000 acres of mineral lease applications, the compilation of an extensive file on the results of previous operations, and drilling.

During 2002 and 2003, geologic mapping and petrographic studies were performed. An electron microprobe analytical study was conducted on field samples, quartz products and feldspar products from earlier work. Following petrographic and microprobe studies, select intervals of residual deposits from the 2000-2001 drilling program were sent to Mineral Resource Laboratory (MRL) for process testing.

Drilling Programs

During 2000-2001, a 41-hole diamond drill program was completed at the Property, focused on both bedrock feldspar deposits and residual deposits. Approximately 50% of the drill holes penetrated residual deposits at or very near the surface. A total of 4,063 ft. were drilled during this program. All holes were surveyed by Rim Rock Surveying.

In 2003, a 12-hole, diamond drill program was completed at the Project, testing for residual deposits over a broad area. A total of 1,333 ft. were drilled in this program. All holes were surveyed with a hand held GPS with an accuracy of several meters.

In 2007, a 28-hole, diamond drill program was conducted to further evaluate the residual deposits. Six holes were located in the WBL Pit area on 200 to 600 ft spacing. The remaining holes were spread over the entire property to test those areas believed to be underlain by the weathered Thatuna granodiorite, establishing several new prospective areas. A total of 3,529 ft were drilled during this program. The six holes located at WBL Pit were surveyed by Jamar and Associates and all remaining holes were surveyed by handheld GPS with an accuracy of several meters.

In 2010, a 10-hole, diamond drilling program was completed in the WBL Pit and Middle Ridge areas. Five holes were completed in each area, on 400 to 900 ft spacing. A total of 1,195 ft were drilled in this program. All holes were surveyed by Taylor Engineering with a differential GPS to cm accuracy.

In 2011, a 66-hole, diamond drilling program was conducted in the WBL Pit and Middle Ridge areas. At Middle Ridge, 45 holes were drilled and at WBL, 21 holes were drilled. These holes were mostly located on 200 ft spacing with a few on 400 ft. A total of 7,747 ft were drilled during this program. All holes were surveyed by Taylor Engineering with a differential GPS to cm accuracy.

In 2013, a 167-hole, diamond drilling program was conducted in the Middle Ridge deposit and in two new areas referred to as Kelly’s Hump North and South. At Middle Ridge, 21 additional holes were completed to provide a drill pattern on 100 ft spacing in the area hosting higher halloysite grades. In the Kelly’s Hump area, a phase one program was completed with 17 holes spread though out the elevated area of the north south trending ridge. These were generally spaced at approximately 400-800 ft with all but one, located in the northern area. A phase two program was completed with 113 additional holes in the northern area and 16 in the south. The majority of drilling at Kelly’s Hump North is on 100 ft spacing. The drilling at Kelly’s Hump South is all on 200 ft spacing. A total of 17,811 ft. were drilled during this program. The drill hole locations were first laid out by Taylor Engineering with a differential GPS and then once the drill rig was set up any offsets were measured with a tape measure.

The drillhole database supporting the resource estimation of this report consists of 322 diamond core drillholes totaling 35,909 ft.  The shallowest hole is 20 ft, the deepest is 260 ft, and the average is 112 ft. All drillholes are oriented vertically and none of the holes have down hole deviation surveys. Since all of the drilling is relatively shallow the lack of down hole deviation survey has no material impact on the sample location. Since many of the older drillholes are located with a hand held GPS their elevations do not match the current, high resolution topographic surface. For this reason, all drillhole supporting the resource estimation of this report, are draped onto the high resolution topography to provide a uniform basis of elevation control. Typically, the sample recovery was very good ranging from 60 to 100%. The average core recovery is 87%.

Figure 4.  Drill Hole Locations

Bulk Samples and Pilot Testing

Since 2005, we have conducted various tests and pilot plant tests on bulk samples collected from the Bovill Kaolin Project.  The bulk samples consist of a 1.5 ton sample collected from the WBL pit in 2005, a 3.0 ton sample collected from the WBL pit in 2007 and one sedimentary clay sample from another deposit area.  Our analysis of these bulk samples focused on the recovery of clay, and the recovery of feldspar and quartz.

Testing of Primary Clay

In 2005 and 2006, we conducted an initial test of the bulk sample to (i) evaluate the characterization of the clay samples for physical, chemical and mineralogical properties, (ii) determine the responsiveness of the clay to commercial processing technology, (iii) optimize processing parameters, and (iv) determine end uses for the kaolin products as well as potential co-products from the separated material.  The results indicated that the samples contained predominately quartz with varying amounts of K-spar, kaolinite and halloysite, and the final clay products produced resulted in a unique combination of kaolinite and halloysite clay.  In addition, the clay generated from these samples obtained favorable results of brightness and color and will lend itself applicable to paper, paint and ceramic industries.

In 2008 and 2010, we completed pilot plant tests of the primary clay material.  The 2008 results indicate that a 3 inch cyclone was very efficient at separating and concentrating the grit fraction from the clays.  Of importance, the SEM illustrated excellent separation and concentration of the halloysite in the second pass overflow fraction.  The underflow fractions contained the highest concentration of kaolinite clay.  The 2010 results yielded a lower percentage of grit than the 2008 pilot plant test.  However, the concentration of the clay separation was not as pronounced.  Accordingly, it was determined that higher percent solid ranges used in this test were detrimental in achieving the results of the previous test.  This generated some of the best separations to date and included previously untried differential flotation work

Testing performed in 2011 was primarily performed to generate additional quantities of halloysite product for market development work. The principal company involved in this work is DURTEC GmbH located in Neubrandenburg, Germany and headed by Dr. J. Schomburg. Two major test runs were performed – one completed in September 2011 utilizing approximately 2,000 lb of primary clay and another in December utilizing approximately 6,500 lb of primary clay. One significant equipment modification was incorporated into the clay processing schematic – a solid bowl decanter centrifuge was used in place of the 0.5 inch diameter cyclone for both passes. The halloysite and kaolin product yields and quality closely matched the previous results, and the centrifuge equipment will be utilized in all future work.

Approximately seven tons of primary clay was sampled from a 2013 drill hole location in late 2013 that showed high halloysite contents along with visually better brightness. Several gravity and density separation methods and a novel differential flotation technique were evaluated, with the process selected in 2011 being run at a pilot scale. Scanning Electron Photomicrographs show that the pilot level contains approximately 75% halloysite and the differential flotation method yielding about 90% halloysite. In June 2014, about 38 tons of primary clay was extracted from a series of trenches that will enable I-Minerals to submit three representative bulk samples for pilot scale testing. This work should be completed by the fourth quarter 2014.

Testing of K-spar and Quartz

We have only completed pilot plant testing   for K-spar and quartz beneficiation on the WBL tailings in 2009. Since then bench-scale testing of the sand fraction from the pilot plant work of the primary clay has confirmed the high quality of the K-spar in the primary clay to that of the tailings pilot run. We have nearly 4000 lbs of this K-spar that has been fine ground and will be distributed to potential customers. Bench-scale testing of the primary clay sand fraction has also undergone multiple flotations to produce the three grades of quartz that we have targeted to make. Quartz produced from the sample taken in late 2013 has achieved the levels desired where Quartz1 is less than 1000 ppm impurities (439 ppm actual), Quartz2 is less than 600 ppm impurities (233 ppm actual), and Quartz3 is less than 300 ppm impurities (188 ppm actual). From the largest bulk sample mentioned above collected in June 2014, a pilot plant run will be performed on the sand fraction to produce the K-spar and the three grades of quartz before the end of this year.

Density Testing

Subsequent to the 2014 Pre-Feasibility Study, we conducted density testing of the primary clay material at the Bovill Kaolin Project.  The purpose was to confirm whether the primary clay material’s density is higher than the amount calculated in 2013 density test.  Our 2014 testing shows a mean density of 2.4 g/m3 for the resources material, which is greater than our 2013 results of 1.7 g/m3.  Accordingly, we believe that our 2014 density test is more indicative of the density at the Bovill Kaolin Project.

Exploration at the WBL Tailings Project

In 2001, we completed a single exploration trench near the southwest limit of the tailings.  This trench was hand excavated over a distance of 10 ft. to a depth of 2 ft.

In 2002, the second phase of exploration was a hand auger sampling program.  This work included 17 hand auger holes located on approximately 200 ft. centers.  The effective sample depth of the auger was 6.5 ft.

The third phase involved an excavator trenching program in 2005.  A total of six trenches were completed on 100 ft. and 300 ft. spacing.  The effective sampling depth of the excavator was 17 ft.

2014 Pre-Feasibility Study

In May 2014, we announced the completion of our updated pre-feasibility study on the Bovill Kaolin Project in accordance with NI 43-101.  The 2014 PFS was filed on SEDAR on June 27, 2014, and is titled “NI 43-101 Updated Prefeasibility Technical Report – Bovill Kaolin Project – Latah County, Idaho” dated June 26, 2014 and prepared SRK Consulting (U.S.), Inc. (“SRK”), independent mining consultants.

A summary of the project economics contained in the 2014 PFS is set forth below.

Economic Analysis

The economic analysis results of the Bovill Kaolin Project indicate an NPV 6% of US$330.8 million and an IIR of 38.2% on a pre-tax basis.  An after-tax basis analysis indicates an NPV 6% of US$212.7 million with an IIR of 30.5%.  Our analysis estimates that payback will be 3 years from the start of production.  The economic analysis is based on the following assumptions and estimates:

●	a mine life of 25 years.
●	total production of 6,878 kt of which 4,986 kdt of product is produced.
●	product yields of 3.8% halloysite, 6.9% kaolin, 7.3% metakaolin, 16.6% K-spar and 37.9% of quarter over the life of mine.
●	an average operating cost of US$70.68/t of product.
●	capital costs of US$90.8 million over life of mine, which consist of US$72.7 million initial capital cost and US$18.2 million sustaining capital cost.
●	mine closure costs of US $5.1 million.

The results of our economic analysis are set forth in the table below:

Description	Units	Value (US$000s)	Unit Cost (US$/t)
Production
Waste Material	kt	4,743	-
RoM Ore Processed	kt	6,878	-
Recovered Product	Kdt	4,986	-
Gross Revenue	US$000’s	1,270,410	254.79
Freight & Marketing	US$000’s	(4,986)	(1.00)
Net Revenue	US$000’s	1,265,424	253.79
Royalties	US$000’s	(63,521)	(12.74)
Gross Income	US$000’s	1,201,904	241.05
Operating Costs	US$000’s	352,443	70.68
Operating Margin	US$000’s	849,460	170.36
Total Capital	US$000’s	90,854	-
Income Tax	US$000’s	262,600	-
Cash Flow	US$000’s	496,006	-
Present Value	6%	212,767	-
IRR		30.5%	-

Mining Methods

We plan to utilize open pit mining methods to extract material at the four deposits located at the Bovill Kaolin Project.  Conventional truck and shovel mining equipment will be used to extract both ore and waste.  Due to the nature of the material, there is not expected to be any requirement for drill and blast operations.  When operational, the site is expected to operate 7 days per week, 8 hours a day, during daylight hours only.

Industrial Mineral Pricing

Composite prices utilized for our mineral reserve and resource estimates is summarized in the table below:

Products	Weighted Average Price ($/t)
Halloysite	1,200
Halloysite (Incremental)	300
K-spar	220
Quartz	248
Quartz (Incremental)	87.50
Kaolin	95
Metakaolin	225

Industrial mineral pricing is based on thirteen years of data derived from the USGS, books, journals, trade journals, Internet searches, and market reports in the public domain. Additional data is from personal visits and conversations with contacts within the glass, concrete, ceramics, tile, sanitary, paint, tableware, polymers, insulators, plastics, animal feed, toothpaste and cosmetic industries.  Due to the highly competitive nature of the industrial sand and clay industry, contract prices are confidential and generally not available in the public domain.

Capital Costs

Capital cost estimates are summarized in the table below:

Description	Initial (US$000s)	Sustaining (US$000s)	Life of Mine (US$000s)
Mining	919	467	1,386
Process & Infrastructure	59,538	9,797	69,335
Tailings Storage Facility	9,170	4,900	14,070
Owners Costs	3,056	3,000	6,056
Total	$72,682	$18,165	$90,847

Operating Costs

Operating cost estimates are summarized in the table below:

Description	$/t Product	Life of Mine (US$000s)
Contract Mining	8.89	44,340
Mine G&A	1.00	5,000
Mine Support	0.21	1,028
Processing	59.18	295,090
G&A	1.43	7,152
Total	$70.72	$352,610

CIM Mineral Resource Estimate

We have prepared a CIM measured and indicated resource estimate on the Bovill Kaolin Project as set out in the table below.  The resource estimate does not utilize a cut-off grade as all recovered material in the resource estimation contains sufficient sand, kaolinite or halloysite that can be mined for profit.

Classification	Location	Tons (M)	Quartz & K-Spar Sand (%)	Kaolinite (%)	Halloysite (%)	Quartz & K-Spar Sand Tons (000’s)	Kaolinite Tons (000’s)	Halloysite Tons (000’s)
Measured	Kellys Hump	2.3	76.7	13.0	3.9	1,761	297	90
	Middle Ridge	1.0	74.8	12.0	5.9	745	120	58
	All	3.3	76.1	12.7	4.5	2,505	417	148
Indicated	Kellys Hump	3.8	72.2	18.0	2.8	2,721	680	107
	Middle Ridge	2.9	77.0	12.4	3.0	2,208	355	86
	WBL Pit	1.3	75.0	15.8	1.7	973	204	22
	All	7.9	74.4	15.6	2.7	5,902	1,239	215
M&I	Kellys Hump	6.1	73.9	16.1	3.2	4,485	978	196
	Middle Ridge	3.9	76.4	12.3	3.7	2,952	474	144
	WBL Pit	1.3	75.0	15.8	1.7	973	204	22
	All	11.2	74.9	14.8	3.2	8,407	1,656	362

CIM Mineral Reserve Estimate

A mineral reserves estimate on the Bovill Kaolin Project has been prepared in accordance with CIM guidelines.  Cut-off grades were not applied since all weathered Thatuna material in the resource estimation contains sufficient sand, kaolinite or halloysite to be mined for profit.  The proven and probable mineral reserves are set forth below:

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

The minerals reserves are based on a 100% mine recovery and 0% dilution.  This is due to the small equipment being utilized and the selectivity of the material being mined. This will require further review as part of additional studies.  The processing recovery for halloysite and kaolinite is 90% of the reported reserve for each.  A total of 68% of quartz and feldspar is recovered from the primary clay.

The factors affecting anticipated mining and processing recovery results include methods for transportation and stockpiling of ore, plant performance for separation, grinding and flotation, and whether consumables (electricity, natural gas, process reagents and equipment maintenance parts) are in line with projections.

No cut-off grade has been used for the mineral reserve calculation as all recoverable material in the reserve estimate contains sufficient halloysite, kaolinte, quartz, K-spar and sand to be mined for a profit.  All weathered Thatuna material is considered ore. Waste is the clay and sand overburden, roof pendant inclusions of country rock, and basalt dike material.

Cautionary Note to U.S. Investors:  This section and other sections of this document contain the terms “measured mineral resources,” “indicated mineral resources,” “inferred mineral resources,” “proven mineral reserves,” and “probable mineral reserves” as defined in accordance with NI 43-101. Please note the following regarding these terms:

●	“Measured mineral resources” and “indicated mineral resources”. We advise U.S. investors that although these terms are recognized and required by Canadian regulations, these terms are not defined in SEC Industry Guide 7 and the SEC does not normally permit such terms to be used in reports and registration statements filed with the SEC. U.S. investors are cautioned not to assume that any part or all of the mineral deposits in these categories will ever be converted into reserves.

●	“Inferred mineral resources”. We advise U.S. investors that although this term is recognized by Canadian regulations, the SEC does not recognize it. “Inferred mineral resources” have a great amount of uncertainty as to their existence, and great uncertainty as to their economic and legal feasibility. It cannot be assumed that all or any part of an inferred mineral resource will ever be upgraded to a higher category. Under Canadian rules, estimates of inferred mineral resources may not form the basis of a feasibility study or pre-feasibility study, except in rare cases. The SEC normally only permits an issuer to report mineralization that does not constitute “reserves” as in-place tonnage and grade without reference to unit measures. U.S. investors are cautioned not to assume that any part or all of an inferred mineral resource exists or is economically or legally minable.

●	“Proven mineral reserves” and “probable mineral reserves”. The definitions of proven and probable mineral reserves used in NI 43-101 differ from the definitions for “proven reserves” and “probable reserves” as found in SEC Industry Guide 7. Accordingly, our disclosures of mineral reserves herein may not be comparable to information from U.S. companies subject to reporting and disclosure requirements of the SEC.

Cautionary Note To All Investors Concerning Economic Assessments That Include Mineral Resources: Mineral resources that are not mineral reserves have no demonstrated economic viability.

Current Activities

Bovill Kaolin Project

As recommend in the 2014 PFS, we have commenced the feasibility study of the Bovill Kaolin Project.  In order to bring the Bovill Kaolin Project to feasibility, we will be required to undertake the following:

●	Completion of an exploration and infill drill program involving 75 infill drill holes, conducting density testing on the primary clay as well as additional analytical testing from clay content and resource areas.

●	Updating our mining study in order to review key drivers (deposit types) of the Bovill Kaolin Project, consider use of mining pits that contain only sand material, review waste dump locations, consider tendering earthworks contract, complete review of geotechnical conditions for Kelly’s Hump and Kelly South deposits.

●	Commencing environmental permitting and supporting studies to determine extent of surface disturbances expected.

●	Updating our tailings characterization and design to further understand seepage, evapotranspiration, infiltration, and design.

●	Undertaking a more comprehensive material testing program with specific equipment through the clay and feldspathic process.

We anticipate that a feasibility study will be completed within 12 to 18 months and such study will refine the engineering study contained in the 2014 PFS.  The estimated cost for the feasibility study is set forth below:

Study Items	Project Costs
Project Management	$320,000
Marketing	450,000
Production Development	130,000
Environmental and Permits	325,000
Drilling and Resources	500,000
Reserves and Mine Planning	80,000
Metallurgical Testwork	100,000
Process and Infrastructure	451,000
Tailings and Waste Storage	515,000
Hydrogeological Modeling	130,000
Technical Model and Final Report	55,000
Total Feasibility Cost	$3,056,000

WBL Tailings Project

We plan to continue our continue production of the sand tailings at the WBL Tailings Project.  In April 2014, we entered into a new contract with Pre-Mix for the sale of up to 30,000 tons per annum of screened K-spar / quartz sand.  Under the terms of the contract, Pre-Mix is solely responsible for the operating costs to process and remove the k-spar / quartz sand.

In order to excavate the sand tailings at the WBL Tailings Project, Pre-Mix uses its own backhoe, trucks and screen to remove the sand tailings.  As a result, production facilities are not required to excavate the sand tailings from the WB Tailings Project.

To date, we have sold a total of 1,456 tons of sand tailings to Pre-Mix for total revenues of $1,456.

Item 3. Legal Proceedings.

Derivative Complaint

We are currently named as a defendant in a lawsuit pending in Latah County, State of Idaho, Case No. CV 2014-1306 (the “Latah County Lawsuit”).  The plaintiffs who filed the Latah County Lawsuit, Hoodoo Resources, LLC (“Hoodoo”) and Brent Thomson as trustee for the Brent Thomson Family Trust (the “Thomson Family Trust”) (Hoodoo and the Thomson Family Trust are sometimes collectively referred to as the “Plaintiffs”), have alleged both direct claims and derivative claims on behalf of Idaho Industrial Minerals, LLC (“IIM”).  The Plaintiffs’ claims were initially brought on June 6, 2014, as third-party claims in response to a complaint filed against Hoodoo and the Thomson Family Trust by another IIM member, BV Natural Resources, LLC (“BVNR”), which owns a 25% interest in IIM.  BVNR’s lawsuit against Hoodoo and the Thomson Family Trust was filed in Ada County, State of Idaho, Case No. CV OC 1401549 (the “Ada County Lawsuit”).  BVNR has also filed a separate action against the Plaintiffs in Nez Perce County, State of Idaho, Case No. CV 14 02312 (the “Nez Perce Lawsuit”).  Both the Ada County Lawsuit and the Nez Perce Lawsuit are pending, but we are not a party in those lawsuits.

In the Ada County Lawsuit, BVNR asserts that Hoodoo and the Thomson Family Trust, both owners of a 12.5% interest in IIM, attempted to take action on behalf of IIM without authority and breached fiduciary duties owed to the other members of IIM.  In response to BVNR’s initial complaint, Hoodoo and the Thomson Family Trust filed a counterclaim against BVNR and a third-party complaint against us, as well as Barry Girling and Allen Ball, members of our Board of Directors, and an entity Allen Ball owns, Ball Ventures, LLC, and Roger Kauffman, our former President and Director.  Since filing the third-party claims in the Ada County Lawsuit, the Plaintiffs have dismissed Mr. Kauffman and Mr. Girling from the lawsuit with prejudice, and the claims against us were severed and transferred to Latah County.

The derivative claims alleged by Hoodoo and the Thomson Family Trust against us originally included claims of fraud, conspiracy and various allegations of breach of the terms of the IIM Agreement and sought the return of the Idaho state mineral leases of the Helmer-Bovill Property (the “Leases”) to IIM.  Many of the original claims against us have been dismissed since the inception of the lawsuit.  The remaining claims against us are the return of the Leases due to our alleged breach of the IIM Agreement by (1) failing to provide IIM copies of letters between us and the State of Idaho in relation to a transfer of the leases to an entity that we control, and (2) failing to complete the deliverables as required by the IIM Agreement, namely completion of a feasibility study; completion of the permitting process for the Helmer-Bovill Property; completion of a processing plant; and production of commercial products from minerals on the Helmer-Bovill Property.

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

In August 2005, pursuant to the Second Amendment to the IIM Agreement, the term of the IIM Agreement was extended for three additional years to August 10, 2008 and IIM agreed that, with the issuance of a total of 1.75 million shares plus an additional Fifty Thousand (50,000) common shares as consideration for the Second Amendment, IIM would release any and all interest in the Leases and the Helmer-Bovill Property.  In August 2008, pursuant to the Third Amendment to the IIM Agreement, the term was further extended for 3 additional years to August 10, 2011.  In January 2010, pursuant to the Fourth Amendment to the IIM Agreement, the term was further extended to August 10, 2013.  In addition, the Fourth Amendment re-allocated the number of common shares issuable to IIM by ”eliminating any and all obligations of [I-Minerals] to issue any shares on the Completion of a Production Plant and First Delivery of Commercial Product” and re-allocating the related 400,000 shares by increasing the number of shares issuable upon completion of a feasibility study from 400,000 to 600,000 common shares, and the number of shares issuable upon completion of the permitting process from 500,000 to 700,000 common shares.

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

We believe that we have fully performed our obligations under the IIM Agreement and that, upon delivery of the remaining 1.3 million shares required by the IIM Agreement, the contractual release of all IIM interest in the Leases and the Helmer-Bovill Property took effect.  Further, our categorical denial of any deceit or fraud in connection with entering into the Third Amendment and Fourth Amendment to the IIM Agreement with IIM was vindicated when the Plaintiffs voluntarily dismissed those claims during the discovery process.  We have vigorously defended the action brought by Hoodoo and the Thomson Family Trust and filed a counterclaim against the Plaintiffs seeking damages for tortious interference with prospective economic advantage, tortious interference with contract, and unjust enrichment.

Our vigorous defense of the lawsuit has resulted in a significant reduction in the number of claims against us and our officers and directors.  While we remain steadfast that we would have ultimately prevailed in the lawsuit, the Court ordered us to participate in mediation in an attempt to settle the case.  Mediation was ordered while our Motion for Sanctions against the Plaintiffs and Plaintiffs’ counsel was pending.  In that Motion, we sought severe sanctions against Plaintiffs and Plaintiffs’ counsel due to a number of false statements made in affidavits and Court filings.

Court-ordered mediation was held on May 28, 2015.  The goal of mediation was to settle the claims between us and the Plaintiffs in the Latah County Lawsuit, as well as the claims asserted by BVNR against the Plaintiffs in the Ada County Lawsuit and Nez Perce Lawsuit.  The mediation was successful and all parties entered into an agreement in principle to settle the parties’ claims against one another that was documented in a Binding Settlement Term Sheet.  The terms of the settlement include “the broadest release allowed by law” and require that all claims now existing, whether known or unknown, be dismissed with prejudice.  The settlement also includes an acknowledgement by the Plaintiffs that “I-Minerals is the sole owner of the” mineral Leases that are subject to the August 10, 2002 agreement, as amended, between the Company and IIM, and that the Company owns the mineral Leases “free and clear of all claims of the parties” to the lawsuit.  We have agreed to pay $100,000 (accrued in accounts payable and accrued liabilities) towards the Plaintiffs legal fees.  The agreement in principle is subject to Court approval.

Since the mediation was held and the Binding Settlement Term Sheet was executed, the parties have been diligently negotiating the terms of a more formal settlement agreement.  The parties are in agreement with respect to most of the material terms of the settlement agreement.  While we are hopeful that the parties will quickly agree on mutually acceptable terms to the more formal settlement agreement, the Binding Term Sheet anticipated such a problem and included a clause stating that “if the parties cannot agree to a final settlement agreement the terms of this Agreement shall be binding.”  BVNR and the Plaintiffs, together with us, have agreed to file the Binding Term Sheet with the Court for approval if a formal settlement agreement cannot be reached.

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

Item 4. Mine Safety Disclosures.

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act (The “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the fiscal year ended April 30, 2015, our U.S. exploration properties were not subject to regulation by the Federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977 (the "Mine Act").

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Holders of Our Shares

As of the date of this registration statement, there were 139 registered shareholders.

Market Information

Our common shares trade in Canada on the TSX Venture Exchange under the symbol “IMA,” and over-the-counter in the United States on the OTCQX marketplace under the symbol “IMAHF.”  The following is the high and low close information for our common stock during each fiscal quarter of our last two fiscal years on the TSX Venture Exchange and the OTCQX.

	TSXV				OTCQX**
	High		Low		High	Low
	CAD	USD*	CAD	USD*	USD	USD
Q1 ended Jul. 31, 2013	$0.165	$0.16	$0.055	$0.05	$0.14	$0.06
Q2 ended Oct. 31, 2013	$0.235	$0.23	$0.095	$0.09	$0.22	$0.14
Q3 ended Jan. 31, 2014	$0.28	$0.27	$0.20	$0.19	$0.27	$0.19
Q4 ended Apr. 30, 2014	$0.31	$0.28	$0.215	$0.20	$0.29	$0.19
Q1 ended Jul. 31, 2014	$0.38	$0.35	$0.19	$0.17	$0.28	$0.20
Q2 ended Oct. 31, 2014	$0.23	$0.21	$0.19	$0.18	$0.31	$0.16
Q3 ended Jan. 31, 2015	$0.27	$0.24	$0.18	$0.15	$0.17	$0.15
Q4 ended Apr. 30, 2015	$0.245	$0.20	$0.135	$0.11	$0.21	$0.11
*	Converted from CAD to USD at the Bank of Canada noon rate for the particular closing date.
**	High and low bid information for the OTCQX was not available for the above periods. For the periods presented, prices represent high and low closing prices during the period.

Bid quotations entered on the OTCQX reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

Dividend Rights

We have never declared, nor paid, any dividend since our incorporation and we do not foresee paying any dividend in the near future since all available funds will be used to conduct exploration activities.  Any future payment of dividends will depend on our financing requirements and financial condition and other factors which the board of directors, in its sole discretion, may consider appropriate.

Under the Canada Business Corporations Act, we are prohibited from declaring or paying dividends if there are reasonable grounds for believing that:

(a)	We are, or after the payment of the dividend, we would be, unable to pay our liabilities as they become due; or

(b)	The realizable value of our assets would, after giving effect to the dividend, be less than the aggregate of our liabilities and the stated capital of all classes.

Equity Compensation Plan Information

The following table sets forth details of all our equity compensation plans as of April 30, 2015.  As at April 30, 2015, our equity compensation plans consisted solely of our Stock Option Plan, which was approved by our shareholders on November 6, 2014.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	5,135,000	CAD$0.22	2,790,573
Equity compensation plans not approved by security holders	-	-	-
Total	5,135,000	CAD$0.22	2,790,573

Stock Option Plan

We received shareholder approval, on November 6, 2014, of our “rolling” stock option plan (the “Stock Option Plan”) whereby 10% of the number of our issued and outstanding shares at any given time may be reserved for issuance pursuant to the exercise of options. The TSX Venture Exchange requires that listed companies that have “rolling” stock option plans in place receive shareholder approval of such plans on a yearly basis at the Company’s annual general meeting.

The Stock Option Plan was established to provide incentive to directors, officers, employees, management company employees and consultants who are eligible to participate in the Stock Option Plan.

Terms of the Stock Option Plan

Options may be granted under the Stock Option Plan to such service providers of us and our affiliates, if any, as the Board of Directors may from time to time designate. The exercise price of option grants will be determined by the Board of Directors, but cannot be lower than the price permitted by the TSX Venture Exchange. The Stock Option Plan provides that the number of common shares that may be reserved for issuance to any one individual upon exercise of all stock options held by such individual may not exceed 5% of the issued common shares, if the individual is a director or officer, or 2% of the issued common shares, if the individual is a consultant or engaged in providing investor relations services, on a yearly basis. Subject to earlier termination, all options granted under the Stock Option Plan will expire not later than the date that is five years from the date that such options are granted. In the event that an optionee ceases to be a director, officer, employee or consultant, the option will terminate within ninety days. In the event of the death of an optionee, the options will only be exercisable within 12 months of such death. Options granted under the Stock Option Plan are not transferable or assignable other than by will or other testamentary instrument or pursuant to the laws of succession.

Sale of Unregistered Securities

All unregistered sales of equity securities during the period covered by the Annual Report were previously disclosed in our current reports on Form 8-K and our Quarterly Reports on Form 10-Q other than the following:

On July 10, 2015, we issued 1,085,297 of our common shares at a fair value of $228,775 and 1,085,297 non-transferable warrants, exercisable at a price of CAD$0.22 to CAD$0.245, with expiry dates of December 1, 2016 or December 31, 2018.  The securities were issued in accordance with the terms of loan agreements. The securities were issued pursuant to the provisions of Rule 506 of Regulation D of the Securities Act as the creditor represented that it was an accredited investor as defined in Rule 501 of Regulation D.

On July 14, 2015, we issued 2,267,685 of our common shares in order to settle $395,664 of interest payable on certain promissory notes for the period from December 1, 2014 to May 31, 2015.  The securities were issued pursuant to the provisions of Rule 506 of Regulation D of the Securities Act as the creditor represented that it was an accredited investor as defined in Rule 501 of Regulation D.

Item 6. Selected Financial Data.

None.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes appearing elsewhere in this report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth under “Risk Factors and Uncertainties” and elsewhere in this document. See “Cautionary Note Regarding Forward-Looking Statements” above.

Plan of Operation

During the next twelve to eighteen months, our plan of operation is to complete a feasibility study on our Bovill Kaolin Project and to continue production at our WBL Tailings Project.

Feasibility Study of the Bovill Kaolin Project

As recommended in the 2014 PFS, we have commenced the feasibility study of the Bovill Kaolin Project.  In order to bring the Bovill Kaolin Project to feasibility, we will be required to undertake additional exploration and drilling, complete mining, tailings and environmental studies and complete additional material testing.  We anticipate that a feasibility study will be completed in the first quarter of 2016 at an estimated cost of US$3,056,000.

Outlook

Our focus continues to be the detailed assessment of all of our mineral assets and advancing the Bovill Minerals Mine towards production.  With the updated PFS completed in June 2014, the next step is additional permitting activities and ultimately the completion of a full feasibility study.  We have completed sufficient drilling at sufficiently close drill hole spacing to allow for the calculation of measured and indicated resources at Kelly’s Hump and Middle Ridge.  A limited amount of infill drilling may be required to upgrade portions of the probable reserves to proven reserves as a condition of CAPEX financing.

Permitting is on schedule to be largely completed within six to nine months save an air discharge permit.  A second bulk sample processing is ongoing at Ginn Mineral Research with the quartz and K-spar fraction of the initial bulk sample is being processed at Minerals Research Laboratory at North Carolina State University for separation of the quartz and K-spar.  The purpose of the current round of pilot scale separations is to confirm grades and separation characteristics of all areas of the deposits and provide samples for melt tests and customer tests.  The processing at Ginn Mineral Research to create halloysite and metakaolin products should be completed shortly.  The processing to create k-spar and quartz products at MRL should be completed by Q4 of calendar 2015.

Based upon opportunities identified in the Charles Rivers report, internal marketing efforts and customer leads generated through the website, strong interest has been generated in all of the Company’s mineral products with ever increasing interest in the K-spar.  Samples continue to be sent to customers for testing and the response has generally been very favorable.

Results of Operation

Year ended April 30, 2015

We recorded a loss of $2,006,836 ($0.03 per share) for the year ended April 30, 2015 as compared to a loss of $6,065,681 ($0.09 per share) for the year ended April 30, 2014.  The decrease in the loss recorded in the year ended April 30, 2015 as compared to the year ended April 30, 2014 is the net result of changes to a number of expenses.  Of note are the following items:

  Management and consulting fees of $414,180 (2014 - $229,109) are comprised of fees to manage our Company and stock-based compensation.  The stock-based compensation recognized in fiscal 2015 was $309,723 (fiscal 2014 - $155,847).  Approximately half of the fees to manage our Company are charged to management and consulting fees and the other half is charged to mineral property expenditures.
  Mineral property expenditures of $1,981,733 (2014 - $1,848,128) are costs incurred on our Helmer-Bovill Property.  The main expenses incurred during fiscal 2015 included engineering and consulting ($814,245), mineral analysis and processing ($547,133), environmental ($136,117) and permitting, licenses and fees ($97,964).  We were working on updating the NI 43-101 Pre-feasibility Study during the current period.  In the prior period, the Company incurred $662,559 of drilling expenditures as part of updating the NI 43-101 Pre-feasibility Study.
  expenses, promotional expenses, shareholder communication fees, transfer agent fees and filing fees.  The increase during fiscal 2015 was due primarily to an increase in marketing activities of our property.
  Professional fees of $677,182 (2014 - $192,098) include legal fees, audit fees and financial consulting fees.  The increase in fees in fiscal 2015 was due to increase legal fees relating to the IIM litigation including an accrual of the proposed settlement, the registration with the SEC and legal fees relating to the Unimin Temporary Restraining Order.
  Loss on extinguishment of debt of $nil (2014 – loss of $400,626) represents the change in fair value of common shares between the date the Company agreed to settled debts for common shares and the date that the common shares were ultimately issued.  The Company used common shares to settle the principal balance of certain loans as well as interest payable pursuant to certain loans.  The gain of $57,594 for the current period has been recognized as an increase in additional paid-in capital.

  Accretion expense of $136,189 (2014 - $25,026) is the amortization of the fair value of bonus shares and bonus warrants issued to the lender of the promissory notes and the second promissory notes.  The bonus shares and bonus warrants are amortized over the life of the promissory notes.  Bonus shares and bonus warrants were not implemented until Q2 of fiscal 2014.
  Interest expense of $683,765 (2014 - $372,968) is from promissory notes and second promissory notes that bear interest at a rate of 12% per year.  Interest in 2014 also included $11,991 from convertible loans.  Interest increased as additional funds were advanced.
  We recorded a gain on change in fair value of derivative liabilities of $2,246,040 (2014 – loss of $2,692,112).  The change in fair value of derivative liabilities is based on the change in remaining term of derivative instruments and our stock price.  The derivatives include warrants as well as stock options granted to non-employees.  The derivative liabilities do not represent cash liabilities.

Liquidity and Capital Resources

Our aggregate operating, investing and financing activities during the year ended April 30, 2015 resulted in a net cash outflow of $332,896 (2014 – inflow of $561,740).  As at April 30, 2015, we had a working capital deficiency of $318,485, including cash of $272,040.

During the year ended April 30, 2015, we used $3,800,979 on cash flows from operations before changes in non-cash operating working capital items (2014 - $2,788,113).  The increase in these cash flows was due primarily to an increase in professional fees relating to the IIM litigation and an increase in interest expense.  During the year ended April 30, 2015, we spent $7,274 on investing activities (2014 - $41,724 cash from investing activities) and we received $2,859,185 from financing activities (2014 - $2,968,414).

We are being financing by advances pursuant to Promissory Notes and Second Promissory Notes advanced by BV Lending LLC, an entity controlled by Allen L. Ball, a member of our Board of Directors and our largest shareholder.  BV Lending agreed to advance up to $5,787,280 pursuant to the Promissory Notes.  The final advance pursuant to the Promissory Notes was received in January 2015 and the balance due at April 30, 2015 was $5,787,280.  On February 18, 2015, we entered into the Second Promissory Notes with BV Lending pursuant to which BV Lending agreed to advance up to an additional $4,463,000.  The balance due pursuant to the Second Promissory Notes at April 30, 2015 was $1,617,000.

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

We do not have the ability to internally generate sufficient cash flows to support our operations for the next twelve months.  We are currently receiving funds from a company controlled by a director of the Company through promissory notes.  We have no formal plan in place to address this going concern issue but consider that we will be able to obtain additional funds by equity financing and/or debt financing; however, there is no assurance of additional funding being available.  As a result, our auditors have expressed substantial doubt in their auditors’ report about our ability to continue as a going concern.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to shareholders.

Critical Accounting Policies

Measurement Uncertainty

The preparation of these consolidated financial statements in conformity with US GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  We regularly evaluate estimates and assumptions related to the useful life and recoverability of long lived assets, stock-based compensation, valuation of convertible debentures and derivative liabilities, and deferred income tax asset valuation allowances.  We base our estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources.  The actual results experienced by us may differ materially and adversely from the our estimates.  To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Stock-based Compensation

We account for all stock-based payments and awards under the fair value based method.  Stock-based payments to non-employees are measured at the fair value of the consideration received, or the fair value of the equity instruments issued, or liabilities incurred, whichever is more reliably measurable.

The fair value of stock-based payments to non-employees is periodically re-measured until the counterparty performance is complete, and any change therein is recognized over the vesting period of the award and in the same manner as if we had paid cash instead of paying with or using equity based instruments.  The cost of the stock-based payments to non-employees that are fully vested and non-forfeitable as at the grant date is measured and recognized at that date, unless there is a contractual term for services in which case such compensation would be amortized over the contractual term.

We account for the granting of stock options to employees using the fair value method whereby all awards to employees will be recorded at fair value on the date of the grant.  The fair value of all stock options is expensed over their vesting period with a corresponding increase to additional paid-in capital.

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

We use the Black-Scholes option valuation model to calculate the fair value of stock options at the date of the grant. Option pricing models require the input of highly subjective assumptions, including the expected price volatility. Changes in these assumptions can materially affect the fair value estimates.

Derivative Liabilities

We evaluate our financial instruments and other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for in accordance with ASC 815. The result of this accounting treatment is that the fair value of the embedded derivative is marked-to-market at each balance sheet date and recorded as a liability and the change in fair value is recorded in the consolidated statement of loss.  Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity.

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

We use the Black-Scholes option valuation model to value derivative liabilities.  This model uses Level 3 inputs in the fair value hierarchy established by ASC 820 Fair Value Measurement.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8.  Financial Statements and Supplementary Data.

I-Minerals Inc.

Consolidated Financial Statements
April 30, 2015 and 2014
(Expressed in US dollars)

Tel: 604 688 5421 Fax: 604 688 5132 www.bdo.ca	BDO Canada LLP 600 Cathedral Place 925 West Georgia Street Vancouver BC V6C 3L2 Canada

Report of Independent Registered Public Accounting Firm

To the Stockholders of I-Minerals Inc.

We have audited the accompanying consolidated balance sheets of I-Minerals Inc. (the “Company”) and its subsidiaries as of April 30, 2015 and 2014, and the related consolidated statements of loss, cash flows and capital deficit for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of I-Minerals Inc. and its subsidiaries as of April 30, 2015 and 2014, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the Company had an accumulated deficit of $26,755,665 since inception and expects to incur further losses in the development of its business.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

(signed) “BDO CANADA LLP”

Chartered Accountants
Vancouver, British Columbia
July 27, 2015

BDO Canada LLP, a Canadian limited liability partnership, is a member of BDO International Limited, a UK company limited by guarantee, and forms part of the international BDO network of independent member firms.

I-Minerals Inc. Consolidated Balance Sheets April 30, 2015 and 2014
(Expressed in US dollars)

	Notes	2015 $	2014 $
ASSETS
Current assets
Cash		272,040	604,936
Receivables		33,500	11,614
Prepaids		252,819	97,393
		558,359	713,943

Equipment		14,632	19,547
Mineral property interest	3	305,850	305,850
Deposits		14,932	8,728

TOTAL ASSETS		893,773	1,048,068

LIABILITIES
Current liabilities
Accounts payable and accrued liabilities	4,10	876,844	607,226
		876,844	607,226

Promissory notes	5	5,543,991	4,346,769
Second promissory notes	6	1,432,565	-
Derivative liabilities	2,7,8	1,245,456	3,280,245
TOTAL LIABILITIES		9,098,856	8,234,240

CAPITAL DEFICIT
Capital Stock
Authorized:
Unlimited common shares with no par value
Issued and fully paid: 79,255,728 (2014 - 76,019,706)	8	16,586,067	15,935,039
Additional paid-in capital		1,827,780	1,548,395
Commitment to issue shares	5,6	136,735	79,223
Deficit		(26,755,665)	(24,748,829)
TOTAL CAPITAL DEFICIT		(8,205,083)	(7,186,172)

TOTAL LIABILITIES AND CAPITAL DEFICIT		893,773	1,048,068

On behalf of the Board

“Thomas M. Conway”	Director	“W. Barry Girling”	Director

The accompanying notes are an integral part of these consolidated financial statements.

I-Minerals Inc. Consolidated Statements of Loss For the years ended April 30, 2015 and 2014
(Expressed in US dollars)

	Notes	2015 $	2014 $

OPERATING EXPENSES
Amortization		5,985	8,377
Management and consulting fees	8	414,180	229,109
Mineral property expenditures		1,981,733	1,848,128
General and miscellaneous		357,405	307,672
Professional fees		677,182	192,098

		(3,436,485)	(2,585,384)
OTHER (EXPENSE) INCOME
Foreign exchange gain		3,563	10,435
Loss on extinguishment of debt	5,6,8	-	(400,626)
Accretion expense	5,6	(136,189)	(25,026)
Interest expense	5,6	(683,765)	(372,968)
Change in fair value of derivative liabilities	2,7	2,246,040	(2,692,112)

LOSS FOR THE YEAR		(2,006,836)	(6,065,681)

Loss per share – basic and diluted		(0.03)	(0.09)

Weighted average number of shares outstanding		77,666,169	71,207,078

The accompanying notes are an integral part of these consolidated financial statements.

I-Minerals Inc. Consolidated Statements of Cash Flows For the years ended April 30, 2015 and 2014
(Expressed in US dollars)

	2015 $	2014 $
OPERATING ACTIVITIES
Loss for the year	(2,006,836)	(6,065,681)
Items not involving cash:
Amortization	5,985	8,377
Stock-based compensation	309,723	155,847
Unrealized foreign exchange	-	(4,420)
Loss on extinguishment of debt	-	400,626
Accretion expense	136,189	25,026
Change in fair value of derivative liabilities	(2,246,040)	2,692,112
Change in non-cash operating working capital items:
Receivables	(21,886)	(3,453)
Prepaids	(155,426)	(56,185)
Accounts payable and accrued liabilities	793,484	399,353

Cash flows used in operating activities	(3,184,807)	(2,448,398)

INVESTING ACTIVITIES
Deposits recovered (paid)	(6,204)	50,000
Purchase of equipment	(1,070)	(8,276)

Cash flows (used in) provided by investing activities	(7,274)	41,724

FINANCING ACTIVITIES
Proceeds from exercise of stock options	9,185	-
Proceeds from private placement	-	533,414
Debt issue costs	-	(10,000)
Promissory notes received	1,233,000	2,545,000
Second promissory notes received	1,617,000	-
Demand loans repaid	-	(100,000)

Cash flows from financing activities	2,859,185	2,968,414

(DECREASE) INCREASE IN CASH	(332,896)	561,740

CASH, BEGINNING OF THE YEAR	604,936	43,196

CASH, END OF THE YEAR	272,040	604,936

SUPPLEMENTAL CASH FLOW INFORMATION (Note 13)

Interest paid	-	7,211
Taxes paid	-	-

The accompanying notes are an integral part of these consolidated financial statements.

I-Minerals Inc. Condensed Consolidated Statements of Capital Deficit For the years ended April 30, 2015 and 2014
(Expressed in US dollars)

	Number of Shares #	Amount $	Commitment to Issue Shares $	Additional Paid-in Capital $	Accumulated Deficit $	Total Capital Deficit $

Balance at April 30, 2013	68,301,991	14,756,503	-	1,422,820	(18,683,148)	(2,503,825)

Issued during the year:
Shares issued pursuant to private placement of units	3,100,000	409,505	-	-	-	409,505
Less: issue costs – cash	-	(24,214)	-	-	-	(24,214)
Less: issue costs – finder’s warrants	-	(23,391)	-	-	-	(23,391)
Shares issued to settle accounts payable and accrued liabilities	1,001,112	266,743	-	-	-	266,743
Shares issuable as a debt discount	-	-	79,223	-	-	79,223
Shares issued to settle loans payable	2,277,341	365,353	-	-	-	365,353
Shares issued as a debt discount	1,339,262	184,540	-	-	-	184,540
Share-based payments	-	-	-	125,575	-	125,575
Loss for the year	-	-	-	-	(6,065,681)	(6,065,681)

Balance at April 30, 2014	76,019,706	15,935,039	79,223	1,548,395	(24,748,829)	(7,186,172)

Issued during the year:
Shares issued pursuant to the exercise of stock options	100,000	9,185	-	-	-	9,185
Shares issued as a debt discount	772,760	168,000	(79,223)	-	-	88,777
Shares issuable as a debt discount	-	-	136,735	-	-	136,735
Shares issued to settle accounts payable and accrued liabilities	2,363,262	466,272	-	57,594	-	523,866
Transfer of value on exercise of stock options	-	7,571	-	(7,571)	-	-
Share-based payments	-	-	-	229,362	-	229,362
Loss for the year	-	-	-	-	(2,006,836)	(2,006,836)

Balance at April 30, 2015	79,255,728	16,586,067	136,735	1,827,780	(26,755,665)	(8,205,083)

The accompanying notes are an integral part of these consolidated financial statements.

I-Minerals Inc. Notes to the Consolidated Financial Statements For the years ended April 30, 2015 and 2014
(Expressed in US dollars)

1.	NATURE OF BUSINESS AND BASIS OF PRESENTATION AND LIQUIDITY:

I-Minerals Inc. (the “Company”) was incorporated under the laws of British Columbia, Canada, in 1984. The Company is listed for trading on the TSX Venture Exchange under the symbol “IMA” and the OTCQX marketplace under the symbol “IMAHF”.

The Company’s principal business is the development of the Helmer-Bovill industrial mineral property (“the Property”) located in Latah County, Idaho. The Helmer-Bovill property is comprised of eleven mineral leases that host potentially economic deposits of feldspar, quartz and kaolinitic clays, primarily kaolinite and halloysite.

Basis of Presentation and Liquidity

These consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) on the basis that the Company will continue as a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for the next year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At April 30, 2015, the Company had not yet achieved profitable operations, had an accumulated deficit of $26,755,665 since inception and expects to incur further losses in the development of its business, all of which casts substantial doubt upon the Company’s ability to continue as a going concern and, therefore, that it may be unable to realize its assets and discharge its liabilities in the normal course of business.

The Company’s ability to continue as a going concern is dependent upon its ability to complete a feasibility study, to obtain the necessary financing to develop the Property and to meet its obligations and repay its liabilities arising from normal business operations when they come due. Although the Company has been successful in the past in obtaining financing, there is no assurance that it will be able to obtain adequate financing in the future or that such financing will be on terms advantageous to the Company. The Company is currently receiving funds from a company controlled by a director of the Company through promissory notes (Notes 5, 6 and 13). Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or promissory notes; however there is no assurance of additional funding being available. The Company has historically satisfied its capital needs primarily by issuing equity securities and/or promissory notes. Management plans to continue to provide for its capital needs during the year ended April 30, 2016, by issuing equity securities and/or promissory notes.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Presentation and Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries, i-Minerals USA, Inc. and CKD Ventures Ltd. All inter-company accounts and transactions have been eliminated. The Company’s fiscal year-end is April 30th.

Use of Estimates

The preparation of these consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to the useful life and recoverability of long lived assets, stock-based compensation, amortization of First Promissory Notes and Second Promissory Notes financing fees, valuation of derivative liabilities, and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

I-Minerals Inc. Notes to the Consolidated Financial Statements For the years ended April 30, 2015 and 2014
(Expressed in US dollars)

Cash

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. As at April 30, 2015 and 2014, the Company had no cash equivalents.

Equipment

Equipment is carried at cost and is amortized over the estimated useful economic lives using the declining balance method at an annual rate of 30%.

Mineral Property Acquisition Costs

Mineral property acquisition costs are capitalized when incurred and will be amortized using the units-of-production method following the commencement of production. If a mineral property is subsequently abandoned or impaired, any capitalized costs will be expensed in the period of abandonment or impairment. The Company’s property has yet to reach the production stage.

Acquisition costs include cash consideration and the fair market value of shares issued on the acquisition of mineral property claims.

Mineral Property Exploration Costs

Mineral property exploration costs are expensed as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property are capitalized. Such costs will be amortized using the units-of-production method over the estimated useful life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

Impairment of Long-Lived Assets

Management tests long-lived assets to be held and used for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. Impairment is considered to exist if the future cash flows on an undiscounted basis are less than the carrying amount of the long-lived asset. An impairment loss is measured and recorded based on the difference between book value and fair value of the asset group, as determined through the application of a present value technique using expected future cash flows to estimate fair value in the absence of a market price. In estimating future cash flows, assets are grouped at the lowest level for which there is identifiable cash flows that are largely independent of cash flows from other asset groups.

Debt Issuance Costs

Debt issue costs paid to third parties in connection with debt financings are capitalized as an asset and amortized over the term of the debt using the effective interest method.

Debt issuance costs paid to the purchaser of the debt are considered to be a reduction of the debt proceeds and a component of debt discount. Subsequently, the costs comprising this debt discount are amortized as financing fees over the term of the promissory notes using the effective interest method. During the year ended April 30, 2015, the Company amortized financing fees totaling $136,189 (2014 – $25,026).

I-Minerals Inc. Notes to the Consolidated Financial Statements For the years ended April 30, 2015 and 2014
(Expressed in US dollars)

Financial Instruments and Fair Value Measures

The book value of cash, accounts receivable, accounts payable and accrued liabilities approximate their fair values due to the immediate or short-term maturity of those instruments. The fair value hierarchy under GAAP is based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

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

The Company’s Promissory Notes and Second Promissory Notes are based on Level 2 inputs in the ASC 820 fair value hierarchy. The Company calculated the fair value of these instruments by discounting future cash flows using rates representative of current borrowing rates. At April 30, 2015, the Promissory Notes had a fair value of $5,479,007 (2014 – $4,368,045) and the Second Promissory Notes had a fair value of $1,532,123 (2014 - $nil).

The Company had certain Level 3 liabilities required to be recorded at fair value on a recurring basis in accordance with US GAAP as at April 30, 2015 and 2014. As at April 30, 2015 and 2014 the Company’s Level 3 liabilities consisted of the warrants issued in connection with the Company’s offering of equity units in a private placement and warrants issued as financing fees as well as the grant of share purchase options to non-employees.

The resulting Level 3 liabilities have no active market and are required to be measured at their fair value each reporting period based on information that is unobservable.

A summary of the Company’s Level 3 liabilities for the years ended April 30, 2015 and 2014 is as follows:

	2015 $	2014 $

Warrants (Note 7)

Beginning fair value	3,211,386	234,596
Issuance	130,890	321,658
Change in fair value	(2,213,435)	2,655,132
Ending fair value	1,128,841	3,211,386

Non-employee options (Note 8(c))

Beginning fair value	68,859	1,607
Issuance	80,361	30,272
Change in fair value	(32,605)	36,980
Ending fair value	116,615	68,859

Total Level 3 liabilities	1,245,456	3,280,245

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment). There were no assets or liabilities measured at fair value on a nonrecurring basis during the year ended April 30, 2015 and 2014.

I-Minerals Inc. Notes to the Consolidated Financial Statements For the years ended April 30, 2015 and 2014
(Expressed in US dollars)

Earnings (Loss) Per Share

The basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. For the year ended April 30, 2015, loss per share excludes 30,384,168 (2014 – 27,875,962) potentially dilutive common shares (related to outstanding options and warrants and a commitment to issue shares) as their effect was anti-dilutive.

Foreign Currency Translation

The Company’s functional and reporting currency is the US dollar. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date and non-monetary items are translated at exchange rates prevailing when the assets were acquired or obligations incurred. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income.

Income Taxes

The Company accounts for income taxes using the asset and liability method. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.

The Company has adopted the provisions of FASB ASC 740 "Income Taxes" regarding accounting for uncertainty in income taxes. The Company initially recognizes tax positions in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions are initially and subsequently measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with the tax authority, assuming full knowledge of the position and all relevant facts. Application requires numerous estimates based on available information. The Company considers many factors when evaluating and estimating its tax positions and tax benefits, and its recognized tax positions and tax benefits may not accurately anticipate actual outcomes. As additional information is obtained, there may be a need to periodically adjust the recognized tax positions and tax benefits. These periodic adjustments may have a material impact on the consolidated statements of operations. When applicable, the Company classifies penalties and interest associated with uncertain tax positions as a component of income tax expense in its consolidated Statement of Income (Loss).

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

I-Minerals Inc. Notes to the Consolidated Financial Statements For the years ended April 30, 2015 and 2014
(Expressed in US dollars)

The Company accounts for the granting of stock options to employees using the fair value method whereby all awards to employees will be recorded at fair value on the date of the grant. The fair value of all stock options is expensed over their vesting period with a corresponding increase to additional paid-in capital.

Compensation costs for stock-based payments that do not include performance conditions are recognized on a straight-line basis. Compensation cost associated with a share based award having a performance condition is only recognized over the requisite service period if it is probable. Share based awards with a performance condition are accrued on an award by award basis.

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

New Accounting Pronouncements

(i) Effective August 2014, FASB issued Accounting Standards update (“ASU”) 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40 –Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The update essentially requires management of all entities, for annual and interim periods, to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date the financial statements are issued.

If conditions or events raise substantial doubt about an entity’s ability to continue as a going concern, but the substantial doubt is alleviated as a result of consideration of management’s plans, the entity should disclose information that enables users of the financial statements to understand all of the following:

1.	Principal conditions or events that raised substantial doubt about the entity’s ability to continue as a going concern (before consideration of management’s plans).
2.	Management’s evaluation of the significance of those conditions or events in relation to the entity’s ability to meet its obligations.
3.	Management’s plans that alleviated substantial doubt about the entity’s ability to continue as a going concern.

If conditions or events raise substantial doubt about an entity’s ability to continue as a going concern, and substantial doubt is not alleviated after consideration of management’s plans, an entity should include a statement in the footnotes indicating that there is substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or available to be issued). Additionally, the entity should disclose information that enables users of the financial statements to understand all of the following:

I-Minerals Inc. Notes to the Consolidated Financial Statements For the years ended April 30, 2015 and 2014
(Expressed in US dollars)

1.	Principal conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern.
2.	Management’s evaluation of the significance of those conditions or events in relation to the entity’s ability to meet its obligations.
3.	Management’s plans that are intended to mitigate the conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern.

This update will come into effect for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. The Company is assessing the impact of this standard.

(ii) Effective June 2014, FASB issued ASU 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation - The amendments in this Update eliminate the concept of a development state entity (DSE) from U.S. GAAP.

The amendments also eliminate an exception previously provided to development stage entities in Topic 810, Consolidation, for determining whether an entity is a variable interest entity on the basis of the amount of investment equity at risk. The amendments in this Update remove the definition of a development stage entity from the Master Glossary of the Accounting Standards Codification, thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP. In addition, the amendments eliminate the requirements for development stage entities to:

  Present inception-to-date information in the statements of income, cash flows, and shareholder equity;
  Label the financial statements as those of a development stage entity;
  Disclose a description of the development stage activities in which the entity is engaged; and
  Disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage.

The amendments also clarify that the guidance in Topic 275, Risks and Uncertainties, is applicable to entities that have not commenced planned principal operations. The amendments related to the elimination of inception-to-date information and the other remaining disclosure requirements of Topic 915 should be applied retrospectively except for the clarification to Topic 275, which shall be applied prospectively. For public business entities, those amendments are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein. The Company early adopted the new reporting requirements of ASU No. 2014-10 in its financial reporting for its interim period beginning May 1, 2014.

(iii) In July 2013, FASB issued ASU 2013-11, "Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or Tax Credit Carryforward Exits." The FASB's objective in issuing this ASU is to eliminate diversity in practice resulting from a lack of guidance on this topic in current U.S. GAAP. This ASU became effective for the Company on May 1, 2014. The ASU did not have a significant impact on the Company’s consolidated financial statements.

(iv) In February, 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810) – Amendments to the Consolidation Analysis which focuses on the consolidation evaluation for reporting organizations (public and private companies and not-for-profit organizations) that are required to evaluate whether they should consolidate certain legal entities. In addition to reducing the number of consolidation models from four to two, the new standard simplifies the standards and improves current GAAP by:

I-Minerals Inc. Notes to the Consolidated Financial Statements For the years ended April 30, 2015 and 2014
(Expressed in US dollars)

  Placing more emphasis on risk of loss when determining a controlling financial interest. A reporting organization may no longer have to consolidate a legal entity in certain circumstances based solely on its fee arrangement, when certain criteria are met.
  Reducing the frequency of the application of related-party guidance when determining a controlling financial interest in a variable interest entity (VIE).
  Changing consolidation conclusions for public and private companies in several industries that typically make use of limited partnerships or VIEs.

The ASU will be effective for periods beginning after December 15, 2015, for public companies. Early adoption is permitted, including adoption in an interim period. The Company is assessing the impact of this standard.

3.	MINERAL PROPERTY INTEREST:

Helmer-Bovill Property – Latah County, Idaho

The Company entered into a purchase and sale agreement with Idaho Industrial Minerals LLC (“IIM”), a company in which one of the Company’s directors has a 25% interest, under which the Company had the right to acquire a 100% interest in 11 lease applications that comprise the Helmer-Bovill property by issuing to IIM a total of 1,750,000 shares of the Company. During fiscal 2009, 50,000 shares were issued in return for an extension of the agreement. During fiscal 2010, the terms of the agreement were further amended and the agreement was extended until August 2013. Under the terms of the amended agreement, the shares were to be issued based on certain development-based benchmarks being attained as follows:

  100,000 shares upon assignment of the mineral lease applications to the Company (issued);
  350,000 shares upon the State of Idaho issuing mineral leases to the Company (issued);
  600,000 shares upon the completion of a feasibility study (issued); and,
  700,000 shares upon completion of the permitting process necessary to construct and operate a mining facility (issued).

On January 21, 2013, the Company issued the final 1,300,000 shares to IIM. With the issuances of the final tranches of shares, the Company believes it has now fulfilled all its obligations under the purchase and sale agreement with IIM (Note 12).

During the year ended April 30, 2012, the Company acquired an undivided 100% interest in two State of Idaho mineral leases contiguous to the Helmer-Bovill Property. The Company paid $10,000 and issued 50,000 shares at the fair value of $15,170. The two State of Idaho mineral leases are subject to a 3% production royalty on gross sales.

4.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES:

	April 30, 2015 $	April 30, 2014 $

Trade payables	383,977	272,436
Amounts due to related parties (Note 10)	175,789	177,611
Interest payable on promissory notes and second promissory notes	317,078	157,179

Total accounts payable and accrued liabilities	876,844	607,226

I-Minerals Inc. Notes to the Consolidated Financial Statements For the years ended April 30, 2015 and 2014
(Expressed in US dollars)

5.	PROMISSORY NOTES:

	April 30, 2015 $	April 30, 2014 $

Promissory notes	5,543,991	4,346,769

Total promissory notes	5,543,991	4,346,769

On September 13, 2013, the Company and a company controlled by a director of the Company (the “Lender”) agreed to amend previously issued promissory notes totalling $1,800,000 bearing interest at 12% along with accrued interest thereon of $81,226 by way of issuing a new promissory note having a principal balance of $1,881,226 also bearing interest at 12%. As part of this amendment, the Company issued 1,058,322 common shares having an aggregate fair value of $121,706 based on their quoted market price and 1,058,322 share purchase warrants having a fair value of $69,664 to the Lender. The fair value of the warrants was determined using the Black-Scholes model with the following assumptions: stock price – CDN$0.115; expected life – 3.22 years; strike prices – CDN$0.14 - $CDN 0.1722 volatility – 100.7%, risk free discount rate – 1.13%. This amendment was accounted for as a debt extinguishment with a corresponding loss on debt extinguishment of $191,370 recorded in the Statement of Loss for the year ended April 30, 2014. In addition, the maturities of the promissory notes were established as to $1,000,000 on December 31, 2015, $2,000,000 on June 30, 2016 and the balance due on December 31, 2016.

On January 27, 2014, the Company entered into an additional agreement with the Lender pursuant to which up to $5,787,280 will be advanced to the Company in tranches, of which $5,787,280 had been advanced as at April 30, 2015 (the “Promissory Notes”). The Promissory Notes mature as to $1,000,000 on December 31, 2015, $2,000,000 on June 30, 2016 and the balance due on December 31, 2016. Certain conditions may result in early repayment including immediate repayment in the event a person currently not related to the Company acquires more than 40% of the outstanding common shares of the Company. On December 4, 2014, the maturity dates of the Promissory Notes were amended so that the maturity dates are the later of the original maturity dates and one year after resolution of the IIM litigation (Note 12). The Company recorded this amendment of the terms of the debt as a modification of debt having no impact on the Company’s Statement of Loss.

The following table outlines the estimated cash payments required in order to repay the principal balance of the Promissory Notes based on the estimate that the settlement of the IIM litigation will occur in August 2015:

2016 $	2017 $	2018 $	2019 $	2020 $	Total $
-	5,787,280	-	-	-	5,787,280

The Promissory Notes bear interest at the rate of 12% per annum and during the year ended April 30, 2015, the Company recorded interest of $653,319 (2014 - $360,977). Interest is payable semi-annually as calculated on May 31st and November 30th. Interest is to be paid either in cash or in common shares at the option of the Lender. During the year ended April 30, 2015, the Company settled $523,866 of interest payable on the Promissory Notes by the issuance of 2,363,262 common shares at the fair value of $466,272 based on their quoted market price at the date of issuance. Accordingly, the Company recorded an increase in additional paid-in capital on extinguishment of debt of $57,594. The interest settled was for the period from January 1, 2014 to November 30, 2014. Subsequent to April 30, 2015, the Company settled $345,616 of interest payable on the Promissory Notes by the issuance of 1,980,840 common shares. The interest settled was for the period from December 1, 2014 to May 31, 2015.

I-Minerals Inc. Notes to the Consolidated Financial Statements For the years ended April 30, 2015 and 2014
(Expressed in US dollars)

During the year ended April 30, 2014, the Company settled $201,414 of interest payable on the promissory notes by the issuance of 1,001,112 common shares at the fair value of $266,743. Accordingly, the Company recorded a loss on settlement of debt of $65,329.

The Company and the Lender agreed that the Lender would receive bonus shares equal to 6% of each loan tranche advanced divided by the Company’s common share market price where, for purposes of calculating the number of shares issuable for each loan tranche, the Company’s common share market share price is discounted by 25% as allowed by regulation. The amount of bonus shares issued were subject to a minimum price of CAD$0.105 and a maximum of 1,720,649 bonus shares. In addition, the Company would issue the Lender an equal number of share purchase warrants for each loan tranche advanced. Each bonus share purchase warrant entitles the Lender to purchase one common share of the Company at a price equal to the greater of (a) the market price of the Company’s common shares on the date of the advance and (b) the volume weighted average price of the Company’s common shares over the twenty trading days immediately prior to the date of the advance. The bonus share purchase warrants expire on the earlier of (a) December 1, 2016 and (b) the date the advance has been repaid in full, including interest.

During the year ended April 30, 2015, the Company issued 772,760 bonus shares to the Lender at the fair value of $168,000, based on their quoted market price at the date the advances were received, including 313,350 shares having a fair value of $79,223 that the Company had previously committed to issue. The Company was committed to issuing an additional 13,588 bonus shares to the Lender at the fair value of $2,640. The fair value of the bonus shares was determined by reference to the trading price of the Company’s common shares on the date the advances were received. Subsequent to April 30, 2015, the Company issued 13,588 bonus shares to the Lender at the fair value of $2,640.

The fair value of 472,998 bonus share purchase warrants committed to be issued (based on advances received during the period) during the year ended April 30, 2015 of $60,161 was estimated using the Black-Scholes option pricing model with the following weighted average assumptions: stock price – CAD$0.23; exercise price – CAD$0.24; expected risk-free interest rate – 1.15%; expected life – 2.2 years; expected volatility – 113% and expected dividend rate – 0%.

During the year ended April 30, 2014, the Company issued 280,940 bonus shares to the Lender at the fair value of $62,834 and the Company was committed to issuing an additional 313,350 bonus shares to the Lender at the fair value of $79,223. The fair value of the bonus shares was determined by reference to the trading price of the Company’s common shares on the date the advances were received. The Company also issued 280,940 bonus share purchase warrants and the Company was committed to issuing an additional 313,350 bonus share purchase warrants to the Lender. The aggregate of 594,290 bonus share purchase warrants had a weighted average exercise price of $0.19. The fair value of bonus share purchase warrants issued/committed to be issued during the year ended April 30, 2014 of $80,480 was estimated using the Black-Scholes option pricing model with the following weighted average assumptions: stock price – CDN$0.16; exercise price – CDN$0.19; expected risk-free interest rate – 1.13%; expected life – 3.1 years; expected volatility – 102% and expected dividend rate – 0%.

The aggregate finance fees (bonus shares and bonus warrants) are recorded against the Promissory Notes balance and are being amortized to the Statement of Loss over the life of the Promissory Notes, based on the later of the original maturity dates and one year after the resolution of the IIM litigation using the effective interest method. The unamortized debt discount as at April 30, 2015 is $243,289 (2014 – $207,511).

The Promissory Notes are collateralized by the Company’s Helmer-Bovill Property.

6.	SECOND PROMISSORY NOTES:

	April 30, 2015 $	April 30, 2014 $

Second promissory notes	1,432,565	-

Total second promissory notes	1,432,565	-

I-Minerals Inc. Notes to the Consolidated Financial Statements For the years ended April 30, 2015 and 2014
(Expressed in US dollars)

On February 18, 2015, the Company entered into an agreement with a company controlled by a director of the Company (the “Lender”) pursuant to which up to $4,463,000 will be advanced to the Company in tranches, of which $1,617,000 had been advanced as at April 30, 2015 (the “Second Promissory Notes”). The Second Promissory Notes mature as to $1,000,000 one year after resolution of the IIM litigation (Note 12), $2,000,000 one and a half years after resolution of the IIM litigation and the balance due two years after resolution of the IIM litigation. Certain conditions may result in early repayment including immediate repayment in the event a person currently not related to the Company acquires more than 40% of the outstanding common shares of the Company. Debt issuance costs will be amortized over the estimated maturity life of the promissory notes.

The following table outlines the estimated cash payments required in order to repay the principal balance of the Second Promissory Notes based on the estimate that the settlement of the IIM litigation will occur in August 2015:

2016 $	2017 $	2018 $	2019 $	2020 $	Total $
-	1,617,000	-	-	-	1,617,000

The Second Promissory Notes bear interest at the rate of 12% per annum and during the year ended April 30, 2015, the Company recorded interest of $30,446 (2014 - $nil). Interest is payable semi-annually as calculated on May 31st and November 30th. Interest is to be paid either in cash or in common shares at the option of the Lender. Subsequent to April 30, 2015, the Company settled $50,049 of interest payable on the Promissory Notes by the issuance of 286,845 common shares. The interest settled was for the period from January 8, 2015 to May 31, 2015.

The Company and the Lender have agreed that the Lender is to receive bonus shares equal to 7.5% of each loan tranche advanced divided by the Company’s common share market price. In addition, the Company will issue the Lender an equal number of share purchase warrants for each loan tranche advanced. Each bonus share purchase warrant will entitle the Lender to purchase one common share of the Company at a price equal to the greater of (a) the market price of the Company’s common shares on the date of the advance and (b) the volume weighted average price of the Company’s common shares over the twenty trading days immediately prior to the date of the advance. The bonus share purchase warrants expire on the earlier of (a) December 31, 2018 and (b) the date the advance has been repaid in full, including interest.

At April 30, 2015, the Company was committed to issuing 679,985 bonus shares to the Lender at the fair value of $134,095. The fair value of the bonus shares was determined by reference to the trading price of the Company’s common shares on the date the advances were received. Subsequent to April 30, 2015, the Company issued 1,071,709 bonus shares to the Lender at the fair value of $226,135.

The fair value of 679,985 bonus share purchase warrants committed to be issued (based on advances received during the period) during the year ended April 30, 2015 of $70,729 was estimated using the Black-Scholes option pricing model with the following weighted average assumptions: stock price – CAD$0.20; exercise price – CAD$0.22; expected risk-free interest rate – 1.17%; expected life – 3.8 years; expected volatility – 96% and expected dividend rate – 0%.

The aggregate finance fees (bonus shares and bonus warrants) are recorded against the Second Promissory Notes balance and are being amortized to the Statement of Loss over the life of the Second Promissory Notes, based on two years after the resolution of the IIM litigation, using the effective interest method. The unamortized debt discount as at April 30, 2015 is $184,435 (2014 – $nil).

The Second Promissory Notes are collateralized by the Company’s Helmer-Bovill Property.

I-Minerals Inc. Notes to the Consolidated Financial Statements For the years ended April 30, 2015 and 2014
(Expressed in US dollars)

7.	WARRANT LIABILITIES:

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

$

Balance, April 30, 2013	234,596

Bonus warrants issued pursuant to Promissory Notes (Note 5)	150,144
Warrants issued pursuant to private placement of units (Note 8)	148,123
Warrants issued as private placement finders’ fees (Note 8)	23,391
Change in fair value of warrant derivatives	2,655,132

Balance, April 30, 2014	3,211,386

Bonus warrants issuable pursuant to Promissory Notes (Note 5)	60,161
Bonus warrants issuable pursuant to Second Promissory Notes (Note 6)	70,729
Change in fair value of warrant derivatives	(2,213,435)

Balance, April 30, 2015	1,128,841

Warrant Derivative Liabilities

At April 30, 2015, the Company determined the fair value of Warrant Derivative Liabilities to be $1,128,841 (2014 - $3,211,386) as estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	2015	2014

Stock price (CAD$)	0.25	0.28
Exercise price (CAD$)	0.38	0.38
Risk-free interest rate (%)	1.11	1.13
Expected life (years)	0.79	2.02
Expected volatility (%)	87	117
Expected dividends ($)	Nil	Nil

8.	SHARE CAPITAL:

Common shares

a)	Authorized:

Unlimited number of common shares, without par value.

The holders of common shares are entitled to receive dividends which are declared from time to time, and are entitled to one vote per share at meetings of the Company. All shares are ranked equally with regards to the Company’s residual assets.

b)	Stock transactions:

I-Minerals Inc. Notes to the Consolidated Financial Statements For the years ended April 30, 2015 and 2014
(Expressed in US dollars)

During the year ended April 30, 2015, the Company completed the following stock transactions:

i)	On May 7, 2014, the Company issued 100,000 common shares on the exercise of stock options with an exercise price of CAD$0.10 per common share resulting in gross proceeds of CAD$10,000 ($9,185).

ii)	On July 31, 2014, the Company issued 412,193 common shares with a fair value of $96,000 including 313,350 shares having a fair value of $79,223 for which the Company had committed to issue at April 30, 2014. The common shares were issued as a debt discount pursuant to the Promissory Notes.

iii)	On August 12, 2014, the Company issued 741,233 common shares with a fair value of $152,701 as settlement of accrued interest payable on Promissory Notes (Note 5).

iv)	On December 17, 2014, the Company issued 1,622,029 common shares with a fair value of $313,571 as settled of accrued interest payable on Promissory Notes (Note 5).

v)	On January 13, 2015, the Company issued 360,567 common shares with a fair value of $72,000. The common shares were issued as a debt discount pursuant to the Promissory Notes (Note 5).

During the year ended April 30, 2014, the Company completed the following stock transactions:

i)	On September 30, 2013, the Company issued 2,277,341 common shares with a fair value of $365,353 to settle CAD$212,500 ($206,571) of Loans plus accrued interest of CAD$15,234 ($14,855) resulting in a loss on extinguishment of debt in the amount of $143,927.

ii)	On October 23, 2013, the Company issued 1,170,084 common shares with a fair value of $142,382 as a debt discount.

iii)	On January 27, 2014, the Company issued 169,178 common shares with a fair value of $42,158 as a debt discount.

iv)	On January 31, 2014, the Company completed a private placement of 3,100,000 units at CAD$0.20 per unit for gross proceeds of $557,628 (CAD$620,000). Each unit is comprised of one common share and one-half of one share purchase warrant. Each whole warrant entitles the holder to purchase one additional common share at a price of CAD$0.40 per share until January 31, 2016. A value of $148,123 has been attributed to these warrants using the Black-Scholes option pricing model and has been recorded as a derivative liability (Note 7).

The Company paid commissions consisting of $16,747 and 200,000 finder’s warrants. A value of $23,391 has been attributed to these warrants using the Black-Scholes option pricing model and has been recorded as a derivative liability (Note 7). Each finder’s warrant entitles the holder to purchase one common share at a price of CAD$0.25 per share until January 31, 2016. In addition, the Company incurred legal and other out-of-pocket expenses related to the private placement in the amount of $7,467.

The fair value for the warrants issued in connection with this private placement was estimated using the Black-Scholes option pricing model with the following assumptions: stock price – CAD$0.23; exercise price – CAD$0.25; expected risk-free interest rate – 1.13%; expected life – 2.0 years; expected volatility – 114% and expected dividend rate – 0%.

v)	On March 4, 2014, the Company issued 1,001,112 common shares with a fair value of $266,743 as settlement of accrued interest payable on promissory notes (Note 5).

I-Minerals Inc. Notes to the Consolidated Financial Statements For the years ended April 30, 2015 and 2014
(Expressed in US dollars)

c)	Stock options:

The Company has granted stock options under the terms of its Stock Option Plan (the “Plan”). The Plan provides that the directors of the Company may grant options to purchase common shares to directors, officers, employees and service providers of the Company on terms that the directors of the Company may determine are within the limitations set forth in the Plan. The maximum number of shares available under the Plan is limited to 10% of the issued common shares. The maximum term of stock options is ten years. All stock options vest on the date of grant, unless otherwise stated. As at April 30, 2015, the Company had 2,790,573 stock options available for grant pursuant to the Plan (2014 - 3,441,971).

The Company’s stock options outstanding as at April 30, 2015 and 2014 and the changes for the years then ended are as follows:

	Number Outstanding		Weighted Average Exercise Price

Balance outstanding at April 30, 2013	2,450,000	CAD$	0.42
Granted	2,410,000	CAD$	0.15
Cancelled	(700,000)(1)	CAD$	0.46

Balance outstanding at April 30, 2014	4,160,000	CAD$	0.26
Granted	2,425,000	CAD$	0.25
Exercised	(100,000)	CAD$	0.10
Expired	(1,250,000)	CAD$	0.40
Forfeited	(100,000)	CAD$	0.25

Balance outstanding at April 30, 2015	5,135,000	CAD$	0.22
Balance exercisable at April 30, 2015	4,412,500	CAD$	0.22

Notes:
(1)	During the year ended April 30, 2014, the Company cancelled 700,000 options that had performance conditions associated with its Kelly Basin Project and concurrently awarded 810,000 options with performance conditions associated with its Bovill Kaolin Project. The cancellation and subsequent granting of options was considered to be a modification of a share-based award. The incremental fair value of this award was determined to be $141,772 using the Black-Scholes option pricing model with the following inputs: exercise prices- 250,000 at CAD$0.10, 260,000 at CAD$0.15, 300,000 at CAD$0.25; share price - CAD$0.23; expected volatility – 106%; risk free interest rate – 1.42%; expected life – 5 years. Accordingly during the year ended April 30, 2014, the Company recorded compensation cost in respect of this award totaling $15,143.

The intrinsic value of options exercised during the year ended April 30, 2015 was CAD$18,000 based on a stock price of CAD$0.28 on the date of exercise.

Summary of stock options outstanding at April 30, 2015:

Security	Number Outstanding	Exercise Price	Expiry Date	Remaining Contractual Life (years)

Stock options	500,000	CAD$ 0.40	December 1, 2015	0.59
Stock options	1,300,000	CAD$ 0.10	July 30, 2018	3.25
Stock options	260,000	CAD$ 0.15	July 30, 2018	3.25
Stock options	300,000	CAD$ 0.25	July 30, 2018	3.25
Stock options	200,000	CAD$ 0.25	November 19, 2018	3.56
Stock options	150,000	CAD$ 0.25	January 8, 2019	3.70
Stock options	300,000	CAD$ 0.25	May 23, 2019	4.07
Stock options	150,000	CAD$ 0.25	December 16, 2017	2.63
Stock options	1,975,000	CAD$ 0.25	January 19, 2020	4.75

I-Minerals Inc. Notes to the Consolidated Financial Statements For the years ended April 30, 2015 and 2014
(Expressed in US dollars)

The weighted average grant date fair value of stock options granted during the year ended April 30, 2015 of CAD$0.16 was estimated using the Black-Scholes option pricing model with the following assumptions: stock price – CAD$0.22; exercise price – CAD$0.25; expected risk-free interest rate – 2.0%; expected life – 4.9 years; expected volatility – 94% and expected dividend rate – 0%. Expected volatility was determined by reference to the historical volatility of the Company’s common shares trading on the TSX Venture Exchange.

Non-Employee Stock Options

In accordance with the guidance of ASC 815-40-15, stock options awarded to non-employees that are fully vested and exercisable in Canadian dollars are required to be accounted for as derivative liabilities because they are considered not to be indexed to the Company’s stock due to their exercise price being denominated in a currency other than the Company’s functional currency. Stock options awarded to non-employees that are not vested are accounted for as equity awards until the terms associated with their vesting requirements have been met. As at April 30, 2015, there are 112,500 non-employee stock option awards that have not vested (2014 – nil).

The non-employee stock options are accounted for at their respective fair values and are summarized as follows for the years ended April 30, 2015 and 2014:

	2015 $	2014 $

Fair value of non-employee options, beginning of the year	68,859	1,607
Fair value of non-employee options, at issuance	80,361	30,272
Change in fair value of non-employee stock options during the year	(32,605)	36,980

Fair value of non-employee options, end of the year	116,615	68,859

The Company determined the fair value of its non-employee stock options as at April 30, 2015 and 2014 using the Black-Scholes option pricing model with the following weighted average assumptions:

	2015	2014

Stock price (CAD$)	0.25	0.28
Exercise price (CAD$)	0.19	0.28
Risk-free interest rate (%)	1.23	1.16
Expected life (years)	3.82	2.19
Expected volatility (%)	101	91
Expected dividends ($)	Nil	Nil

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

As at April 30, 2015, the unamortized compensation cost of options is $53,324 and the intrinsic value of options expected to vest is $150,238 (CAD$181,250).

Share-based payments are classified in the Company’s Statement of Loss as follows:

I-Minerals Inc. Notes to the Consolidated Financial Statements For the years ended April 30, 2015 and 2014
(Expressed in US dollars)

	2015 $	2014 $

Management and consulting fees	309,723	155,847

	309,723	155,847

d)	Share purchase warrants:

A summary of fully-exercisable share purchase warrants as at April 30, 2015 and 2014 and the changes for the years then ended are as follows:

	Number Outstanding		Weighted Average Exercise Price

Balance at April 30, 2013	20,000,000	CAD$	0.40
Issued	3,402,612	CAD$	0.29

Balance at April 30, 2014	23,402,612	CAD$	0.38
Issued	1,152,983	CAD$	0.23

Balance at April 30, 2015	24,555,595	CAD$	0.37

Summary of warrants outstanding and issuable at April 30, 2015:

Security	Number Outstanding	Exercise Price	Expiry Date

Warrants	1,550,000	CAD$ 0.40	January 31, 2016
Warrants	200,000	CAD$ 0.25	January 31, 2016
Warrants	20,000,000	CAD$ 0.40	April 29, 2016
Warrants	667,520	CAD$ 0.14	December 1, 2016(1)
Warrants	122,142	CAD$ 0.14266	December 1, 2016(1)
Warrants	104,119	CAD$ 0.165	December 1, 2016(1)
Warrants	76,723	CAD$ 0.17	December 1, 2016(1)
Warrants	87,818	CAD$ 0.17223	December 1, 2016(1)
Warrants	111,762	CAD$ 0.185	December 1, 2016(1)
Warrants	132,208	CAD$ 0.217	December 1, 2016(1)
Warrants	62,002	CAD$ 0.222	December 1, 2016(1)
Warrants	58,181	CAD$ 0.225	December 1, 2016(1)
Warrants	165,326	CAD$ 0.23	December 1, 2016(1)
Warrants	51,202	CAD$ 0.25	December 1, 2016(1)
Warrants	92,357	CAD$ 0.276	December 1, 2016(1)
Warrants	200,091	CAD$ 0.28	December 1, 2016(1)
Warrants	45,439	CAD$ 0.29	December 1, 2016(1)
Warrants	96,261	CAD$ 0.292	December 1, 2016(1)
Warrants	52,459	CAD$ 0.305	December 1, 2016(1)
Warrants	597,617	CAD$ 0.22	December 31, 2018(1)
Warrants	45,165	CAD$ 0.23	December 31, 2018(1)
Warrants	37,203	CAD$ 0.245	December 31, 2018(1)

Notes:

(1)	The warrants are exercisable until the earlier of the date disclosed or the date that the promissory note or second promissory note advance, including interest, is repaid (Notes 5 and 6).

I-Minerals Inc. Notes to the Consolidated Financial Statements For the years ended April 30, 2015 and 2014
(Expressed in US dollars)

9.	INCOME TAXES:

A reconciliation of the income tax provision computed at statutory rates to the reported income tax provision for the years ended April 30, 2015 and 2014 is as follows:

	2015 $	2014 $

Statutory tax rate	26.00%	26.00%

Loss before income taxes	(2,006,836)	(6,065,681)

Expected income tax recovery	(522,000)	(1,577,000)
Increase (decrease) in income tax recovery resulting from:
Derivative liability	(584,000)	700,000
Other permanent differences	118,000	48,000
Loss on debt extinguishment	-	104,000
Share issue costs	(44,000)	(71,000)
Effect of change in statutory rate and other	37,000	(40,000)
Foreign income taxed at foreign rate	(195,000)	(181,000)
Impact of over-provision in previous year	68,000	(59,000)
Increase in valuation allowance	1,122,000	1,076,000

Income tax expense	-	-

The significant components of the Company’s deferred income tax assets and liabilities after applying enacted corporate tax rates at April 30, 2015 and 2014 are as follows:

	2015 $	2014 $

Deferred income tax assets (liabilities)
Operating losses carried forward	6,033,000	4,919,000
Resource property	1,048,000	1,037,000
Capital assets	1,000	-
Share issuance costs	82,000	103,000
Other	18,000	1,000
Valuation allowance	(7,182,000)	(6,060,000)

Net deferred income tax asset	-	-

At April 30, 2015, the Company has accumulated non-capital losses totalling $6,056,000 (2014 - $4,620,000) in Canada and net operating losses of $12,736,000 (2014 - $10,622,000) in the USA, which are available to carryforward and offset future years’ taxable income. The losses expire in various amounts from 2022 to 2035.

Uncertain Tax Positions

The Company has adopted certain provisions of ASC 740, “Income Taxes”, which prescribes a recognition threshold and measurement attribute for the recognition and measurement of tax positions taken or expected to be taken in income tax returns. The provisions also provide guidance on the de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, and accounting for interest and penalties associated with tax positions.

I-Minerals Inc. Notes to the Consolidated Financial Statements For the years ended April 30, 2015 and 2014
(Expressed in US dollars)

The Company files income tax returns in the U.S. federal jurisdiction, various state and foreign jurisdictions. The Company’s tax returns are subject to tax examinations by U.S. federal and state tax authorities, or examinations by foreign tax authorities until respective statute of limitation. The Company currently has no tax years under examination. The Company is subject to tax examinations by tax authorities for all taxation years commencing after 2003.

At April 30, 2015, the Company does not have an accrual relating to uncertain tax positions. It is not anticipated that unrecognized tax benefits would significantly increase or decrease within 12 months of the reporting date.

Provision has not been made for U.S. or additional foreign taxes on undistributed earnings of foreign subsidiaries. Such earnings have been and will continue to be reinvested but could become subject to additional tax if they were remitted as dividends, or were loaned to the Company affiliate. It is not practicable to determine the amount of additional tax, if any, that might be payable on the undistributed foreign earnings.

10.	RELATED PARTY TRANSACTIONS:

During the year ended April 30, 2015, the Company settled $523,866 of interest payable on the Promissory Notes owed to a company controlled by a Director by issuing 2,363,262 common shares at the fair value of $466,272 (Note 5).

During the year ended April 30, 2014, the Company settled $201,414 of interest payable on the Promissory Notes owed to a company controlled by a Director by issuing 1,001,112 common shares at the fair value of $266,743 (Note 5).

During the year ended April 30, 2015, management and consulting fees of $77,588 (2014 - $56,383) were charged by RJG Capital Corporation, a wholly-owned company of W. Barry Girling, Director. Wayne Moorhouse, Director, charged $4,039 (2014 - $nil) in management and consulting fees. $39,611 (2014 - $20,076) was charged by Malaspina Consultants Inc. for the services of Matt Anderson, CFO, and are included in professional fees.

Included in accounts payable and accrued liabilities are amounts owed to directors or officers or companies controlled by them. As at April 30, 2015, the amount was $175,789 (2014 – $177,611). All amounts are non-interest bearing, unsecured, and due on demand.

The promissory notes and second promissory notes received from a company controlled by a director (Notes 5, 6 and 13) are related party transactions.

11.	SEGMENT DISCLOSURES:

The Company considers its business to comprise a single operating segment being the exploration of its resource property. Substantially all of the Company’s long-term assets and operations are located in Latah County, Idaho.

12.	CONTINGENT LIABILITY:

The Company is currently named as a defendant in a lawsuit in Latah County, State of Idaho (the “Latah County Lawsuit”). The plaintiffs who filed the Latah County Lawsuit on June 6, 2014, Hoodoo Resources, LLC (“Hoodoo”) and Brent Thomson as trustee for the Brent Thomson Family Trust (the “Thomson Family Trust”) (collectively referred to as the “Plaintiffs”), have alleged both direct claims and derivative claims on behalf of Idaho Industrial Minerals, LLC (“IIM”). The derivative claims alleged by the Plaintiffs against the Company seek damages for breach of the terms of the August 10, 2001 agreement, as amended, between the Company and IIM (the “IIM Agreement”) and the return of the Idaho state mineral leases of the Helmer-Bovill Property to IIM.

I-Minerals Inc. Notes to the Consolidated Financial Statements For the years ended April 30, 2015 and 2014
(Expressed in US dollars)

Subsequent to the year ended April 30, 2015, court-ordered mediation was held. The mediation was successful and all parties entered into an agreement in principle to settle the parties’ claims against one another that was documented in a Binding Settlement Term Sheet whereby the Company agreed to pay $100,000 (accrued in accounts payable and accrued liabilities) of the Plaintiffs legal fees and the Plaintiffs agreed to dismiss the Latah County Lawsuit. The agreement in principle is subject to Court approval.

13.	NON-CASH TRANSACTIONS:

Investing and financing activities that affect recognized assets or liabilities but that do not result in cash receipts or cash payments are excluded from the consolidated statements of cash flows. During the year ended April 30, 2015, the following transactions were excluded from the consolidated statement of cash flows:

a)	The issuance by the Company of 2,363,262 common shares at the fair value of $523,866 as payment of interest on the Promissory Notes;

b)	The commitment to issue of 472,998 common shares at the fair value of $98,640 and 472,998 warrants at the fair value of $60,161 pursuant to the Promissory Notes; and,

c)	The commitment to issue of 679,985 common shares at the fair value of $134,095 and 679,985 warrants at the fair value of $70,729 pursuant to the Second Promissory Notes.

During the year ended April 30, 2014, the following transactions were excluded from the consolidated statement of cash flows:

a)	The issuance by the Company of 1,001,112 common shares at the fair value of $266,743 as payment of interest on the Promissory Notes;

b)	The issuance by the Company of 1,339,262 common shares at the fair value of $184,540 pursuant to the Promissory Notes; and,

c)	The issuance by the Company of 2,277,341 common shares at the fair value of $365,353 pursuant to the settlement of Loans.

14.	SUBSEQUENT EVENTS:

Additional subsequent events are disclosed in Notes 5 and 6.

Subsequent to April 30, 2015:

a)	The Company received an aggregate of $1,500,000 of Second Promissory Notes (Note 6).

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures.

Management’s Report on Internal Control Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our Company’s registered public accounting firm due to a transition period established by the rules of the Securities and Exchange Commission for newly public companies.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth the name and positions of our executive officers and directors as of the date hereof.

Name	Age	Positions
Thomas M. Conway	58	Chief Executive Officer, President, and Director
Matthew Anderson	32	Chief Financial Officer
Allen L. Ball	70	Director
W. Barry Girling	55	Director
Gary Childress	67	Director
Wayne Moorhouse	51	Director

Set forth below is a brief description of the background and business experience of our executive officers and directors:

Thomas M. Conway has been our Chief Executive Officer and President since January 2011, and a director since October 2010. Mr. Conway holds a B.S.- Mining Engineering (University of Minnesota) and later attended Harvard Business School's Executive MBA program. He has significant expertise in permitting, feasibility and mining. A results-oriented executive, Mr. Conway has 20 years of diverse experience largely with Newmont Mining Corporation ("Newmont") in operations, general management, environmental affairs and risk management. His experience covers domestic and international assignments in open pit and underground operations where he has a record of successfully implementing plans to enhance operations through improved cost control and productivity innovations. His roles at Newmont included Vice President Risk Management, Vice President / General Manager Carlin Operations, Vice President / General Manager Minera Yanacocha.

Matthew Anderson has been our Chief Financial Officer since July 2011. Mr. Anderson holds a Bachelor of Commerce degree from McGill University and obtained his Chartered Accountant designation in 2008 while articling at a large accounting firm. Matt is a Senior Consultant with Malaspina Consultants Inc., a private company that provides accounting and administrative infrastructure to junior public companies. He has worked with Malaspina Consultants Inc. since July 2009.  He serves or has served as CFO of several junior public companies including Terra Nova Energy Ltd., EFLO Energy, Inc., Wolfpack Gold Corp., Search Minerals Inc., Dynamic Oil & Gas Exploration Inc., Tigris Uranium Corp. and Explorator Resources Inc.

Allen L. Ball has been a director since March 2002. Mr. Ball is a successful Idaho business man and has been involved in many business ventures including farming, farm implement sales, vending machines, cosmetics industry, mining, timber, construction and related materials, high tech venture capital, commercial car washes, A/R factoring, septic system sales / installation / servicing, lending, real estate development, hospitality, assisted living, pharmaceutical, firearms manufacturing, fishing lodge/outfitting, and motorsports sales, but he is probably most known for his involvement in forming Melaleuca, Inc, which is a manufacturer of wellness products and based in Idaho.

W. Barry Girling has been a director since March 2002. Mr. Girling has been active in various aspects of mineral exploration since 1977. He couples his geological understanding with a B.Com. (Finance) degree to provide consulting services to a number of TSX Venture Exchange companies. He has strong capital markets experience gained as a founder and director of Foundation Resources Inc. and Search Minerals Inc and was a director of Roxgold Inc. from August 2006 through September 2102 completed the re-organization of Roxgold Inc. and the acquisition of its Burkina Faso gold properties. Aside from I-Minerals Inc., Mr. Girling was from November 2012 President and CEO of Birch Hill Gold Corporation until it amalgamated with Canoe Mining Ventures in June of 2014 and continues as a director of BRS Ventures Ltd.

Gary Childress has been a director since November 2013. Mr. Childress has a BS in Ceramic Engineering from Clemson University and has spent much of the last 40 years in industrial minerals or related industries. He has served as General Manager of Edward Orton Ceramic Foundation since September 2001, the primary focus of which is providing products to assist and enhance high temperature processing of ceramics and other materials. Mr. Childress also served as Vice President of Hecla Mining Company from 1994 to 2001 where he was responsible for Heclas's industrial mineral division including acquisitions and project development.

Wayne Moorhouse has been a director since January 6, 2014. Mr. Moorhouse has extensive experience with public companies and has acted as the CFO, corporate secretary or president of a number of TSX and TSX Venture listed resource companies and their subsidiaries.  In particular, Mr. Moorehouse served as CFO and corporate secretary of Genco Resources Ltd., a former TSX company that had a producing silver-gold property in Mexico, from June 2003 to October 2010, and as a special advisor to Silvermex Resources Ltd., a company listed on the TSX that was in process of developing advanced stage silver projects, from November 2010 to December 2011.  Between January 2012 and September 2013, Mr. Moorhouse served as CFO of Roxgold Inc, a company listed on the TSX Venture Exchange engaged in the exploration of a gold property in Burkina Faso.  Currently, Mr. Moorhouse is CFO of Midnight Sun Mining Corp., a company listed on the TSX Venture Exchange engaged in the exploration of properties in Africa and CFO of WPC Resources Inc., a TSX Venture Exchange listed company focused on advancing a portfolio of Canadian gold properties.

Term Of Office

Our directors are elected to hold office until the next annual meeting of the shareholders and until their respective successors have been elected and qualified. Our executive officers are appointed by our board of directors and hold office until removed by our board of directors or until their successors are appointed.

Family Relationships

There are no family relationships between our executive officers and directors.

Nominating Committee

Our Board of Directors does not have a separately designed nominating committee.  Our entire Board of Directors determines new nominees to the Board, although a formal process has not been adopted.  Nominees to our Board are normally the result of recruitment efforts by our Board.

Audit Committee

The Board of Directors has adopted a written charter and terms of reference for the Audit Committee, which sets out the Audit Committee's responsibility for (among other things) reviewing our financial statements and our public disclosure documents containing financial information and reporting on such review to the board of directors, ensuring our compliance with legal and regulatory requirements, overseeing qualifications, engagement, compensation, performance and independence of our external auditors, and reviewing, evaluating and approving the internal control and risk management systems that are implemented and maintained by management.

Mr. Childress, Mr. Moorhouse and Mr. Girling comprises our Audit Committee.  Mr. Childress and Mr. Moorhouse are independent directors, as that term is defined in NASDAQ Rule 5605(a)(2). Mr. Moorhouse and Mr. Girling are our Audit Committee financial experts as that term is defined in Item 407(d)(5) of Regulation S-K of the Securities and Exchange Commission.

Other Significant Employees

We have three significant employees as follows:

A. Lamar Long has been our Project Manager since January 26, 2011. Mr. Long coordinates the ongoing Kelly's Basin feasibility study with our principal consultant, SRK Consulting (USA) Inc. and overseas all geological developments, including the design of the Primary Clay deposits prefeasibility study. Prior to being promoted to Project Manager in January 2011, Mr. Long served as Exploration Manager beginning August 2002. Prior to joining us, Mr. Long spent 13 years as the Exploration Manager, Industrial Minerals for Hecla Mining Corporation where he developed, planned and managed all exploration programs for industrial minerals. Earlier in his career Lamar was a Project Geologist for J.M. Huber Corporation for 7 years where he managed industrial minerals projects including a regional exploration program for kaolin in Georgia and South Carolina.

Gary L. Nelson (B.S. Metallurgical Engineering) has been our Manager, Metallurgical Operations since September 2007. Mr. Nelson oversees all metallurgical work from both the Kelly's Basin and Primary Clay deposits. He works closely with the engineering consultants in the all economic assessments with a focus on material balances and process facility design. Mr. Nelson has over thirty years of diverse expertise with an emphasis on industrial minerals including economic modeling, project / process development, operations start-up, marketing and market development and environmental reporting. Mr. Nelson is charged with the task of overseeing the completion of the ongoing feasibility study on the Helmer-Bovill property and ultimately the design and procurement of the production facility.

Linda A. Koep has been our Market Development Manager since September 2003. Ms Koep oversees the marketing and sales of all mineral products from both deposits. She has eighteen years experience in the mining industry including mineral markets and mergers and acquisitions. Ms. Koep develops mineral markets and potential sales, analyzes transportation opportunities, and plans strategy for implementing the company's entry as a producer of industrial minerals. In addition, Ms. Koep is a member of Gonzaga University faculty in Spokane, Washington.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who own more than 10% of a registered class of our securities (“Reporting Persons”), to file reports of ownership and changes in ownership with the SEC.  Reporting Persons are required by SEC regulations to furnish us with copies of all forms they file pursuant to Section 16(a).  Based solely on our review of such reports received by us, we have determined that the following persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act:

Name and Principal Position	Number of Late Insider Reports	Transactions Not Timely Reported	Known Failures to File a Required Form
Alan L. Ball Director and 10% Holder	One	None	None
BV Natural Resources LLC 10% Holder	One	None	None
Cortney Liddard Officer of 10% Holder	One	None	None

Code of Ethics

We have not adopted a code of ethics as that term is defined in Item 406 of Regulation S-K.  As we have only 5 full time employees, our Board of Directors has determined that it is not necessary to adopt a formal code of ethics at this time.  Our Board of Directors will evaluate our Company’s internal procedures on an ongoing basis to determine whether a code of ethics is required.  If our Board does determine that a code of ethics is required or advisable, an appropriate code will be adopted at that time.

Item 11. Executive Compensation.

Summary Compensation Table

The following table sets forth the total compensation paid or accrued to our named executive officers, as that term is defined in Item 402(m)(2) of Regulation S-K, during our last two completed fiscal years.

SUMMARY COMPENSATION TABLE
Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(3)	Non-Equity Incentive Plan Compen-sation ($)	Nonqualified Deferred Compen-sation Earnings ($)	All Other Compen-sation ($)	Total ($)
Thomas M. Conway(1) President, CEO & Director	2015 2014	150,000 150,000	0 8,000	0 0	36,383 68,079	0 0	0 0	8,963 8,723	195,346 234,802
Matthew Anderson(2) CFO	2015 2014	39,611 20,076	0 0	0 0	12,128 11,357	0 0	0 0	0 0	51,739 31,433
Notes:
(1)	Mr. Conway is compensated pursuant to the terms of his amended employment agreement dated April 1, 2013, pursuant to which he is paid a salary of $12,500 per month.
(2)	Mr. Anderson is compensated pursuant to the terms of his consulting agreement dated October 1, 2011, pursuant to which he is paid an hourly rate.Mr. Anderson’s consulting agreement may be terminated on sixty days written notice.
(3)	The determination of non-cash value of option awards is based upon the grant date fair value determined using the Black-Scholes Option pricing model, details and assumptions of which are set out in Note 8 the consolidated financial statements for the year ended April 30, 2015.

Outstanding Equity Awards At Fiscal Year End

The following table provides information concerning unexercised options for each of our named executive officers, as that term is defined in Item 402(m)(2) of Regulation S-K as of our fiscal year end of April 30, 2015.

Name and Principal Position	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price (CAD$)	Option Expiration Date
THOMAS M. CONWAY (1) Chief Executive Officer, President and Director	150,000 350,000	- 50,000	- -	0.40 0.10	12/01/2015 07/30/2018
	-	260,000	-	0.15	07/30/2018
	-	300,000	-	0.25	07/30/2018
	300,000	-	-	0.25	01/29/2020
MATTHEW ANDERSON Chief Financial Officer	150,000	-	-	0.10	07/30/2018
	100,000	-	-	0.25	01/29/2020

(1)	During the year ended April 30, 2014, pursuant to an employment agreement, Mr. Conway was granted 810,000 options as follows: 250,000 exercisable at CAD$0.10 upon the completion of certain events in connection with the Helmer-Bovill property including a pre-feasibility study and permitting, 260,000 exercisable at CAD$0.15 upon the completion of events including the completion of a feasibility study, obtaining additional financing or arranging a joint venture partner, 300,000 options exercisable at CAD$0.25 upon the completion of events including completion of a plant and commercial viability. Of the 250,000 options exercisable at CAD$0.10, there were 200,000 that had vested by April 30, 2015. All of the options awarded in connection with this employment agreement expire on July 30, 2018.

Exercise prices are determined based on the trading price on the TSX Venture Exchange at the date of grant and based on the judgment of the Board of Directors.  No options are granted at a discount to the trading price.

Director Compensation

The following table sets forth the compensation paid to our directors during our April 30, 2015 fiscal year, other than directors who were also named executive officers as that term is defined in Item 402(m)(2). Compensation paid to directors who were also named executive officers during our April 30, 2015 fiscal year is set out in the tables above.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Allen L. Ball	-	-	24,255	-	-	-	24,255
W. Barry Girling(1)	-	-	36,383	-	-	77,588	113,971
Gary Childress	-	-	18,191	-	-	-	18,191
Wayne Moorhouse(2)	4,039	-	18,191	-	-	-	22,230
Notes

:

(1)	Management and consulting fees of $77,588 were charged by RJG Capital Corporation, a wholly-owned company of Mr. Girling.
(2)	Mr. Moorhouse is compensated at a rate of CAD$1,000 per quarter for acting as Chair of the Audit Committee.
(3)	The determination of non-cash value of option awards is based upon the grant date fair value determined using the Black-Scholes Option pricing model, details and assumptions of which are set out in Note 8 the consolidated financial statements for the year ended April 30, 2015. As at April 30, 2015, Mr. Ball held 350,000 stock options, Mr. Girling held 450,000 stock options, Mr. Childress held 450,000 stock options and Mr. Moorhouse held 300,000 stock options.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information concerning the number of common shares owned beneficially as of July 27, 2015 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors, (iii) each of our named executive officers; and (iv) officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Common Shares(1)
Directors and Officers
Common Shares	THOMAS M. CONWAY Chief Executive Officer, President and Director	1,580,000(2) Common Shares Direct	1.9%
Common Shares	MATTHEW ANDERSON Chief Financial Officer	250,000(3) Common Shares Direct	0.3%
Common Shares	ALLEN L. BALL Director	35,841,979(4) Common Shares Direct	30.3%
Common Shares	W. BARRY GIRLING Director	2,279,407(5) Common Shares Direct	2.7%
Common Shares	GARY CHILDRESS Director	450,000(6) Common Shares Direct	0.5%
Common Shares	WAYNE MOORHOUSE Director	300,000(7) Common Shares Direct	0.4%
	All Officers and Directors as a Group (6 persons)	40,701,386 Common Shares	33.0%
5% Shareholders
Common Shares	ALLEN L. BALL 6465 South 5th West, Idaho Falls, Idaho 83404	35,841,979(4) Common Shares Direct	30.3%

Notes:

(1)	Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of our shares actually outstanding on July 27, 2015. As of July 27, 2015, there were 82,608,710 common shares issued and outstanding.
(2)	The number of shares listed as beneficially owned by Mr. Conway consists of: (i) 170,000 common shares; (ii) an option to purchase 150,000 common shares at a price of CAD$0.40 per share until December 1, 2015; (iii) an option to purchase 350,000 common shares at a price of CAD$0.10 per share until July 30, 2018; and (iv) an option to purchase 300,000 common shares at a price of CAD$0.25 per share until January 29, 2020. We have not included Mr. Conway’s following options that are not expected to vest in the next 60 days including: (i) an option to purchase 50,000 common shares at a price of CAD$0.10 per share until July 30, 2018; (ii) an option to purchase 260,000 common shares at a price of CAD$0.15 per share until July 30, 2018; and (iii) an option to purchase 300,000 common shares at a price of CAD$0.25 per share until July 30, 2018.
(3)	The number of shares listed as beneficially owned by Mr. Anderson consists of (i) an option to purchase 150,000 common shares at a price of CAD$0.10 per share until July 30, 2018 and (ii) an option to purchase 100,000 common shares at a price of CAD$0.25 per share until January 29, 2020.
(4)	The number of shares listed as beneficially owned by Mr. Ball consists of: (i) 250,500 common shares held directly by Mr. Ball, (ii) 352,500 common shares held by the Allen & Connie Ball Family Limited Partnership, (iii) 1,030,000 common shares held by the Allen & Connie Ball Living Trust, (iv) 25,042,910 common shares held by BV Naturally Resources LLC; (v) an option to purchase 150,000 common shares at a price of CAD$0.10 per share until July 30, 2018 held directly by Mr. Ball; (vi) an option to purchase 200,000 common shares at a price of CAD$0.25 per share until January 29, 2020 held directly by Mr. Ball; (vii) 5,220,000 share purchase warrants exercisable at a price of CAD$0.40 per share until April 29, 2016 held by BV Naturally Resources LLC; (viii) 2,125,610 share purchase warrants exercisable at prices from CAD$0.14 to CAD$0.305 per share until December 1, 2016 held by BV Lending, LLC; (ix) 1,270,459 share purchase warrants exercisable at prices from CAD$0.22 to CAD$0.245 per share until December 31, 2018 held by BV Lending, LLC; and (x) 200,000 share purchase warrants exercisable at a price of CAD$0.25 per share until January 31, 2016.
(5)	The number of shares listed as beneficially owned by Mr. Girling consists of: (i) 1,255,007 common shares; (ii) an option to purchase 150,000 common shares at a price of CAD$0.10 per share until July 30, 2018; (iii) an option to purchase 300,000 common shares at a price of CAD$0.25 per share until January 29, 2010; and (iv) 574,400 share purchase warrants exercisable at a price of CAD$0.40 per share until January 31, 2016.
(6)	The number of shares listed as beneficially owned by Mr. Childress consists of (i) an option to purchase 150,000 common shares at a price of CAD$0.25 per share until November 19, 2018; (ii) an option to purchase 150,000 common shares at a price of CAD$0.40 per share until December 1, 2015; and (iii) an option to purchase 150,000 common shares at a price of CAD$0.25 per share until January 29, 2020.
(7)	The number of shares listed as beneficially owned by Mr. Moorhouse consists of (i) an option to purchase 150,000 common shares at a price of CAD$0.25 per share until January 8, 2019 and (ii) an option to purchase 150,000 common shares at a price of CAD$0.25 per share until January 29, 2020.

Changes in Control

We are not aware of any arrangement, which may result in a change in control in the future.

Item 13. Certain Relationships and Related Transactions, and Directors Independence.

Related Transactions

Except as disclosed below, none of the following parties has, during our last two fiscal years, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us, in which the Company is a participant and the amount involved exceeds the lesser of $120,000 or 1% of the average of the Company’s total assets for the last two completed fiscal years:

(i)	Any of our directors or officers;
(ii)	Any person proposed as a nominee for election as a director;
(iii)	Any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our outstanding common shares;
(iv)	Any of our promoters; and
(v)	Any relative or spouse of any of the foregoing persons who has the same house as such person.

Compensation Arrangements

During the year ended April 30, 2015, management and consulting fees of $77,588 (2014 - $56,383) were charged by RJG Capital Corporation, a wholly-owned company of W. Barry Girling, Director. Wayne Moorhouse, Director, charged $4,039 (2014 - $nil) in management and consulting fees.  A further $150,000 (2014 - $158,000) in salary was earned by Thomas M. Conway, CEO, and is included with mineral property exploration costs.  $39,611 (2014 - $20,076) was charged by Malaspina Consultants Inc. for the services of Matt Anderson, CFO, and are included in professional fees.  See “Executive Compensation – Summary Compensation Table” and “Executive Compensation – Director Compensation”.

Indebtedness

As at April 30, 2015, we recorded accounts payable and accrued liabilities of $175,789 (2014 - $177,611) in connection with amounts owed to our directors, an officer and a former director.  At April 30, 2015, we owed Wayne Moorhouse, Director, $789 and Ball Ventures, LLC, a company controlled by Allen L. Ball, $175,000.  At April 30, 2014, we owed Ball Ventures, LLC, $175,000 and Thomas M. Conway, CEO, $2,611.

All amounts are non- interest bearing, unsecured, and due on demand.

Loan Agreements with Directors

Promissory Notes

On September 13, 2013, the Company and BV Lending LLC, a company controlled by Allen L. Ball, a director of our Company (the “Lender”) agreed to amend previously issued promissory notes totalling $1,800,000 bearing interest at 12% along with accrued interest thereon of $81,226 by way of issuing a new promissory note having a principal balance of $1,881,226 also bearing interest at 12%. As part of this amendment, we issued 1,058,322 common shares having an aggregate fair value of $121,706 based on their quoted market price and 1,058,322 share purchase warrants having a fair value of $69,664 to the Lender. The fair value of the warrants was determined using the Black-Scholes model with the following assumptions: stock price – CDN$0.115; expected life – 3.22 years; strike prices – CDN$0.14 - $CDN 0.1722 volatility – 100.7%, risk free discount rate – 1.13%. This amendment was accounted for as a debt extinguishment with a corresponding loss on debt extinguishment of $191,370 recorded in the Statement of Loss for the year ended April 30, 2014. In addition, the maturities of the promissory notes were established as to $1,000,000 on December 31, 2015, $2,000,000 on June 30, 2016 and the balance due on December 31, 2016.

On January 27, 2014, we entered into an additional agreement with the Lender pursuant to which up to $5,787,280 will be advanced to us in tranches, of which $5,787,280 had been advanced as at April 30, 2015 (the “Promissory Notes”).  The Promissory Notes mature as to $1,000,000 on December 31, 2015, $2,000,000 on June 30, 2016 and the balance due on December 31, 2016.  Certain conditions may result in early repayment including immediate repayment in the event a person currently not related to the Company acquires more than 40% of the outstanding common shares of the Company.  On December 4, 2014, the maturity dates of the Promissory Notes were amended so that the maturity dates are the later of the original maturity dates and one year after resolution of the IIM litigation).

The Promissory Notes bear interest at the rate of 12% per annum and during the year ended April 30, 2015, we recorded interest of $653,319 (2014 - $360,977).  Interest is payable semi-annually as calculated on May 31st and November 30th.  Interest is to be paid either in cash or in common shares at the option of the Lender.  During the year ended April 30, 2015, we settled $523,866 of interest payable on the Promissory Notes by the issuance of 2,363,262 common shares at the fair value of $466,272 based on their quoted market price at the date of issuance.  Accordingly, we recorded an increase in additional paid-in capital on extinguishment of debt of $57,594.  The interest settled was for the period from January 1, 2014 to November 30, 2014.  Subsequent to April 30, 2015, we settled $345,616 of interest payable on the Promissory Notes by the issuance of 1,980,840 common shares.  The interest settled was for the period from December 1, 2014 to May 31, 2015.

During the year ended April 30, 2014, the Company settled $201,414 of interest payable on the promissory notes by the issuance of 1,001,112 common shares at the fair value of $266,743.  Accordingly, we recorded a loss on settlement of debt of $65,329.

The Company and the Lender agreed that the Lender would receive bonus shares equal to 6% of each loan tranche advanced divided by the market price of our common shares where, for purposes of calculating the number of shares issuable for each loan tranche, the market price of our common shares is discounted by 25% as allowed by regulation.  The amount of bonus shares issued were subject to a minimum price of CAD$0.105 and a maximum of 1,720,649 bonus shares.  In addition, we agreed to issue to the Lender an equal number of share purchase warrants for each loan tranche advanced.  Each bonus share purchase warrant entitles the Lender to purchase one common share at a price equal to the greater of (a) the market price of our common shares on the date of the advance and (b) the volume weighted average price of our common shares over the twenty trading days immediately prior to the date of the advance.  The bonus share purchase warrants expire on the earlier of (a) December 1, 2016 and (b) the date the advance has been repaid in full, including interest.

During the year ended April 30, 2015, we issued 772,760 bonus shares to the Lender at the fair value of $168,000, based on their quoted market price at the date the advances were received, including 313,350 shares having a fair value of $79,223 that we had previously committed to issue. We were committed to issuing an additional 13,588 bonus shares to the Lender at the fair value of $2,640.  The fair value of the bonus shares was determined by reference to the trading price of our common shares on the date the advances were received.  Subsequent to April 30, 2015, we issued 13,588 bonus shares to the Lender at the fair value of $2,640.

The fair value of 472,998 bonus share purchase warrants committed to be issued (based on advances received during the period) during the year ended April 30, 2015 of $60,161 was estimated using the Black-Scholes option pricing model with the following weighted average assumptions: stock price – CAD$0.23; exercise price – CAD$0.24; expected risk-free interest rate – 1.15%; expected life – 2.2 years; expected volatility – 113% and expected dividend rate – 0%.

During the year ended April 30, 2014, we issued 280,940 bonus shares to the Lender at the fair value of $62,834 and we were committed to issuing an additional 313,350 bonus shares to the Lender at the fair value of $79,223.  The fair value of the bonus shares was determined by reference to the trading price of our common shares on the date the advances were received. We also issued 280,940 bonus share purchase warrants and we were committed to issuing an additional 313,350 bonus share purchase warrants to the Lender.  The aggregate of 594,290 bonus share purchase warrants had a weighted average exercise price of $0.19.  The fair value of bonus share purchase warrants issued/committed to be issued during the year ended April 30, 2014 of $80,480 was estimated using the Black-Scholes option pricing model with the following weighted average assumptions: stock price – CDN$0.16; exercise price – CDN$0.19; expected risk-free interest rate – 1.13%; expected life – 3.1 years; expected volatility – 102% and expected dividend rate – 0%.

The aggregate finance fees are recorded against the Promissory Notes balance and are being amortized to the Statement of Loss over the life of the Promissory Notes using the effective interest method.  The unamortized debt discount as at April 30, 2015 is $243,289 (2014 – $207,511).

The Promissory Notes are collateralized by our Helmer-Bovill Property.

Second Promissory Notes

On February 18, 2015, we entered into a seperate agreement with the Lender pursuant to which up to $4,463,000 will be advanced to us in tranches, of which $1,617,000 had been advanced as at April 30, 2015 (the “Second Promissory Notes”).  The Second Promissory Notes mature as to $1,000,000 one year after resolution of the IIM litigation (Note 9), $2,000,000 one and a half years after resolution of the IIM litigation and the balance due two years after resolution of the IIM litigation.  Certain conditions may result in early repayment including immediate repayment in the event a person currently not related to the Company acquires more than 40% of the outstanding common shares of the Company.

The Second Promissory Notes bear interest at the rate of 12% per annum and during the year ended April 30, 2015, we recorded interest of $30,446 (2014 - $nil).  Interest is payable semi-annually as calculated on May 31st and November 30th.  Interest is to be paid either in cash or in common shares at the option of the Lender.  Subsequent to April 30, 2015, we settled $50,049 of interest payable on the Promissory Notes by the issuance of 286,845 common shares.  The interest settled was for the period from January 8, 2015 to May 31, 2015.

We have agreed with the Lender that the Lender is to receive bonus shares equal to 7.5% of each loan tranche advanced divided by the market price of our common shares.  In addition, we will issue the Lender an equal number of share purchase warrants for each loan tranche advanced.  Each bonus share purchase warrant will entitle the Lender to purchase one common share of the Company at a price equal to the greater of (a) the market price of our common shares on the date of the advance and (b) the volume weighted average price of our common shares over the twenty trading days immediately prior to the date of the advance.  The bonus share purchase warrants expire on the earlier of (a) December 1, 2018 and (b) the date the advance has been repaid in full, including interest.

At April 30, 2015, we were committed to issuing 679,985 bonus shares to the Lender at the fair value of $134,095.  The fair value of the bonus shares was determined by reference to the trading price of our common shares on the date the advances were received.  Subsequent to April 30, 2015, we issued 1,071,709 bonus shares to the Lender at the fair value of $226,135.

The fair value of 679,985 bonus share purchase warrants committed to be issued (based on advances received during the period) during the year ended April 30, 2015 of $70,729 was estimated using the Black-Scholes option pricing model with the following weighted average assumptions: stock price – CAD$0.20; exercise price – CAD$0.22; expected risk-free interest rate – 1.17%; expected life – 3.8 years; expected volatility – 96% and expected dividend rate – 0%.

The aggregate finance fees are recorded against the Second Promissory Notes balance and are being amortized to the Statement of Loss over the life of the Second Promissory Notes using the effective interest method.  The unamortized debt discount as at April 30, 2015 is $184,435 (2014 – $nil).

The Second Promissory Notes are collateralized by our Helmer-Bovill Property.

IIM Agreement

Allen L. Ball, a member of our board of director, owns a 25% interest in Idaho Industrial Minerals LLC, which is the property vendor in respect of IIM Agreement whereby we acquired a 100% interest in the Helmer-Bovill property.

Director Independence

Our common shares trade in Canada on the TSX Venture Exchange and in the over-the-counter in the United States on the OTCQX market place.  Our securities are not listed in the United States on a national securities exchange or an interdealer quotation system.

When assessing the independence of our Board for corporate governance purposes, we apply the rules of the TSX Venture Exchange.  Under the rules of the TSX Venture Exchange, we are required to have a minimum of two independent directors.  For purposes of the TSX Venture Exchange rules, a director is considered to be “independent” if he or she has no direct or indirect relationship that could, in the view of our Board of Directors, reasonably interfere with the exercise of his or her independent judgment.  Under these rules, any person meeting the following criteria would be deemed to have a “material relationship” to us, and to not be independent:

(a)	Anyone that has been an employee or executive officer within the last 3 years;
(b)	Any immediate family member of a person that has been an executive officer within the last 3 years;
(c)	Any person that is a partner or employee of our internal or external auditors, or was a partner or employee of our internal or external auditors within the last 3 years and personally worked on our audit during that time;
(d)	Any person that has a spouse or a child that shares the person’s home that is a partner of our internal or external auditor;
(e)	Any person that is or has been, within the last 3 years, or has an immediate family member that is or has been, within the last 3 years, an executive officer of another entity, if any of our current executive officers serve or served at the same time with that person on the other entity’s compensation committee; and
(f)	Any person that received more than $75,000 in direct compensation from us during any 12 month period within the last three years.

However, when assessing the independence of our directors for purposes of this section, we have applied the definition of independence set out in NASDAQ Rule 5605(a)(2).  Generally, NASDAQ Rule 5605(a)(2) provides that a director is independent if he or she is not an executive officer or employee, and does not otherwise have a relationship which, in the opinion of our Board of Directors, would interfere with the exercise of independent judgment in carrying out his or her responsibilities as a director.  The following persons are deemed, for purposes of Rule 5605(a)(2) to not be independent:

(i)	Any person that was employed by us within the last 3 years;
(ii)	Any person that accepted, or has an immediate family member that accepted, compensation from us in excess of $120,000 during any 12 month period within the last 3 years;

(iii)	Any person that is an immediate family member of another person that is, or was, at any time during the last 3 years, employed as an executive officer of our Company;
(iv)	Any person that is, or has an immediate family member that is, a partner, controlling shareholder or executive officer of any organization to which we have made, or from which we have received, payments in excess of the lesser of (A) 5% of the recipients total gross revenues for that year, or (B) $200,000, within the last 3 years;
(v)	Any person that is, or has an immediate family member that is, an executive officer of another entity where, at any time during the last 3 years, one of our executive officers served on the compensation committee of that other entity; and
(vi)	Any person that is, or has an immediate family member that is, a current partner of our outside auditors or was a partner or employee of our outside auditors during the last 3 years, and personally worked on our audit during that time.

We have determined that Gary Childress and Wayne Moorhouse are “independent” when applying both the definition of independence required under the rules of the TSX Venture Exchange, and the definition set out in NASDAQ Rule 5605(a)(2).  Thomas Conway is not an independent director because of his position as our Chief Executive Officer and President, W. Barry Girling is not independent as he provides consulting services to us, and Allen L. Ball is not independent due to his being our controlling stockholder.

Item 14. Principal Accounting Fees and Services.

BDO Canada LLP (“BDO”) is our independent registered public accounting firm.

The following table sets forth the aggregate fees paid or accrued for professional services rendered by BDO for the audit of our annual financial statements for the years ended April 30, 2015 and 2014, and the aggregate fees billed for audit-related services and all other services rendered by BDO for those years.

	2015 $	2014 $

Audit fees	147,568	35,450
Tax fees	7,634	7,432
Other	-	-

Total	155,202	42,882

The category of “Audit fees” includes fees for our annual audit, quarterly reviews and services rendered in connection with statutory or regulatory filings with the SEC. “Tax fees” include fees incurred in the review and preparation of our annual income tax filings.

The Audit Committee of our Board of Directors pre-approves the scope and estimated costs of all services rendered by our Principal Accountants.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)           Consolidated Financial Statements

Reports of Independent Registered Public Accounting Firm
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Stockholders’ Equity
Consolidated Statements of Cash Flows
Notes to the Consolidated Financial Statements

(b)           Exhibits

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

I-MINERALS INC.

Date:	July 27, 2015	By:	/s/ Thomas M. Conway
THOMAS M. CONWAY
Chief Executive Officer and President
(Principal Executive Officer)

Date:	July 27, 2015	By:	/s/ Matthew Anderson
MATTHEW ANDERSON
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	July 27, 2015	By:	/s/ Thomas M. Conway
THOMAS M. CONWAY
Chief Executive Officer, President and Director

Date:	July 27, 2015	By:	/s/ Allen L. Ball
ALLEN L. BALL
Director

Date:	July 27, 2015	By:	/s/ W. Barry Girling
W. BARRY GIRLING
Director

Date:	July 27, 2015	By:	/s/ Gary Childress
GARY CHILDRESS
Director

Date:	July 27, 2015	By:	/s/ Wayne Moorhouse
WAYNE MOORHOUSE
Director