Form 10-Q
period 2015-07-31
I-Minerals Inc
filed 2015-09-14
CIK 1405663

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: July 31, 2015

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

As of September 11, 2015, the registrant had 82,604,710 outstanding shares of common stock.

I-Minerals Inc.
INDEX

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

I-Minerals Inc.

Condensed Consolidated Financial Statements
For the three months ended July 31, 2015
(Unaudited - Expressed in US dollars)

I-Minerals Inc. Condensed Consolidated Balance Sheets
(Unaudited - Expressed in US dollars)

	Notes	July 31, 2015 $	April 30, 2015 $
ASSETS
Current assets
Cash		792,580	272,040
Receivables		34,488	33,500
Prepaids		190,466	252,819
		1,017,534	558,359

Equipment		13,553	14,632
Mineral property interest	3	305,850	305,850
Deposits		14,932	14,932

TOTAL ASSETS		1,351,869	893,773

LIABILITIES
Current liabilities
Accounts payable and accrued liabilities	4,9	711,244	876,844
		711,244	876,844

Promissory notes	5	5,577,520	5,543,991
Second promissory notes	6	2,756,651	1,432,565
Derivative liabilities	2,7,8	1,604,750	1,245,456
TOTAL LIABILITIES		10,650,165	9,098,856

CAPITAL DEFICIT
Capital Stock Authorized:
Unlimited common shares with no par value Issued and fully paid: 82,608,710 (April 30, 2015 - 79,255,728)	8	17,242,019	16,586,067
Additional paid-in capital		1,827,117	1,827,780
Commitment to issue shares	5,6	47,700	136,735
Deficit		(28,415,132)	(26,755,665)
TOTAL CAPITAL DEFICIT		(9,298,296)	(8,205,083)

TOTAL LIABILITIES AND CAPITAL DEFICIT		1,351,869	893,773

On behalf of the Board

“Thomas M. Conway”	Director	“W. Barry Girling”	Director

The accompanying notes are an integral part of these condensed consolidated financial statements.

I-Minerals Inc. Condensed Consolidated Statements of Loss For the three months ended July 31, 2015 and 2014
(Unaudited - Expressed in US dollars)

	Notes	2015 $	2014 $

OPERATING EXPENSES
Amortization		1,079	1,466
Management and consulting fees	8	31,518	74,995
Mineral property expenditures		684,515	297,615
General and miscellaneous		157,910	74,383
Professional fees		155,145	110,550

		(1,030,167)	(559,009)
OTHER (EXPENSE) INCOME
Foreign exchange gain		2,093	2,452
Loss on settlement of liabilities	5,6	(31,512)	-
Accretion expense	5,6	(72,679)	(21,676)
Interest expense	5,6	(248,451)	(153,293)
Change in fair value of derivative liabilities	2,7,8	(278,751)	784,430

(LOSS) INCOME FOR THE PERIOD		(1,659,467)	52,904

Loss per share – basic and diluted		(0.02)	0.00

Weighted average number of shares outstanding		79,951,372	76,116,611

The accompanying notes are an integral part of these condensed consolidated financial statements.

I-Minerals Inc. Condensed Consolidated Statements of Cash Flows For the three months ended July 31, 2015 and 2014
(Unaudited - Expressed in US dollars)

	2015 $	2014 $
OPERATING ACTIVITIES
Loss for the period	(1,659,467)	52,904
Items not involving cash:
Amortization	1,079	1,466
Stock-based compensation	4,556	60,182
Loss on settlement of liabilities	31,512	-
Accretion expense	72,679	21,676
Change in fair value of derivative liabilities	278,751	(784,430)
Change in non-cash operating working capital items:
Receivables	(988)	(56,148)
Prepaids	62,353	28,986
Accounts payable and accrued liabilities	230,065	99,448

Cash flows used in operating activities	(979,460)	(575,916)

INVESTING ACTIVITIES
Purchase of equipment	-	(6,204)

Cash flows used in investing activities	-	(6,204)

FINANCING ACTIVITIES
Proceeds from exercise of stock options	-	9,185
Promissory notes received	-	450,000
Second promissory notes received	1,500,000	-

Cash flows from financing activities	1,500,000	459,185

INCREASE (DECREASE) IN CASH	520,540	(122,935)

CASH, BEGINNING OF THE PERIOD	272,040	604,936

CASH, END OF THE PERIOD	792,580	482,001

SUPPLEMENTAL CASH FLOW INFORMATION (Note 12)

Interest paid	-	-
Taxes paid	-	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

I-Minerals Inc. Condensed Consolidated Statements of Capital Deficit For the three months ended July 31, 2015
(Unaudited - Expressed in US dollars)

	Number of Shares #	Amount $	Commitment to Issue Shares $	Additional Paid-in Capital $	Accumulated Deficit $	Total Capital Deficit $

Balance at April 30, 2015	79,255,728	16,586,067	136,735	1,827,780	(26,755,665)	(8,205,083)

Issued during the period:
Shares issued as a debt discount	1,085,297	228,775	(136,735)	-	-	92,040
Shares issuable as a debt discount	-	-	47,700	-	-	47,700
Shares issued to settle accounts payable and accrued liabilities	2,267,685	427,177	-	-	-	427,177
Share-based payments	-	-	-	(663)	-	(663)
Loss for the period	-	-	-	-	(1,659,467)	(1,659,467)

Balance at July 31, 2015	82,608,710	17,242,019	47,700	1,827,117	(28,415,132)	(9,298,296)

The accompanying notes are an integral part of these condensed consolidated financial statements.

I-Minerals Inc. Notes to the Condensed Consolidated Financial Statements For the three months ended July 31, 2015
(Unaudited - Expressed in US dollars except where otherwise indicated)

1.	NATURE OF BUSINESS AND BASIS OF PRESENTATION AND LIQUIDITY:

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

Basis of Presentation and Liquidity

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information as well as Article 10 of Regulation S-X on the basis that the Company will continue as a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for the next year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At July 31, 2015, the Company had not yet achieved profitable operations, had an accumulated deficit of $28,415,132 since inception and expects to incur further losses in the development of its business, all of which casts substantial doubt upon the Company’s ability to continue as a going concern and, therefore, that it may be unable to realize its assets and discharge its liabilities in the normal course of business.

Accordingly, the financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of our management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included. Operating results for the three months ended July 31, 2015 are not necessarily indicative of the results that may be expected for the full year ending April 30, 2016. All amounts presented are in US dollars except where otherwise indicated. For further information refer to the financial statements and footnotes thereto for the year ended April 30, 2015 included in the Company’s Annual Report on Form 10-K filed on July 28, 2015.

The Company’s ability to continue as a going concern is dependent upon its ability to complete a feasibility study, to obtain the necessary financing to develop the Property and to meet its obligations and repay its liabilities arising from normal business operations when they come due. Although the Company has been successful in the past in obtaining financing, there is no assurance that it will be able to obtain adequate financing in the future or that such financing will be on terms advantageous to the Company. The Company is currently receiving funds from a company controlled by a director of the Company through promissory notes (Notes 5, 6 and 13). Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or promissory notes; however there is no assurance of additional funding being available. The Company has historically satisfied its capital needs primarily by issuing equity securities and/or promissory notes. Management plans to continue to provide for its capital needs by issuing equity securities and/or promissory notes.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Financial Instruments and Fair Value Measures

The book value of cash, accounts receivable, accounts payable and accrued liabilities approximate their fair values due to the immediate or short-term maturity of those instruments. The fair value hierarchy under GAAP is based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

I-Minerals Inc. Notes to the Condensed Consolidated Financial Statements For the three months ended July 31, 2015
(Unaudited - Expressed in US dollars except where otherwise indicated)

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

The Company’s Promissory Notes and Second Promissory Notes are based on Level 2 inputs in the ASC 820 fair value hierarchy. The Company calculated the fair value of these instruments by discounting future cash flows using rates representative of current borrowing rates. At July 31, 2015, the Promissory Notes had a fair value of $5,693,272 (April 30, 2015 – $5,479,007) and the Second Promissory Notes had a fair value of $3,058,149 (April 30, 2015 - $1,532,123).

The Company had certain Level 3 liabilities required to be recorded at fair value on a recurring basis in accordance with US GAAP as at July 31, 2015 and April 30, 2015. As at July 31, 2015, the Company’s Level 3 liabilities consisted of the warrants issued in connection with the Company’s offering of equity units in a private placement and warrants issued as financing fees as well as the grant of share purchase options to non-employees.

The resulting Level 3 liabilities have no active market and are required to be measured at their fair value each reporting period based on information that is unobservable.

A summary of the Company’s Level 3 liabilities for the three months ended July 31, 2015 and 2014 is as follows:

	2015 $	2014 $

Warrants (Note 7)

Beginning fair value	1,128,841	3,211,386
Issuance	75,324	21,716
Change in fair value	270,097	(783,246)
Ending fair value	1,474,262	2,449,856

Non-employee options (Note 8(c))

Beginning fair value	116,615	68,859
Vesting	5,219	51,809
Change in fair value	8,654	(1,184)
Ending fair value	130,488	119,484

Total Level 3 liabilities	1,604,750	2,569,340

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment). There were no assets or liabilities measured at fair value on a nonrecurring basis during the periods ended July 31, 2015 and April 30, 2015.

Earnings (Loss) Per Share

The basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. For the three months ended July 31, 2015, loss per share excludes 30,281,069 (2014 – 27,912,657) potentially dilutive common shares (related to outstanding options and warrants) as their effect was anti-dilutive.

I-Minerals Inc. Notes to the Condensed Consolidated Financial Statements For the three months ended July 31, 2015
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

On January 21, 2013, the Company issued the final 1,300,000 shares to IIM. With the issuances of the final tranches of shares, the Company believes it has now fulfilled all its obligations under the purchase and sale agreement with IIM (Note 11).

During the year ended April 30, 2012, the Company acquired an undivided 100% interest in two State of Idaho mineral leases contiguous to the Helmer-Bovill Property. The Company paid $10,000 and issued 50,000 shares at the fair value of $15,170. The two State of Idaho mineral leases are subject to a 3% production royalty on gross sales.

4.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES:

	July 31, 2015 $	April 30, 2015 $

Trade payables	364,784	383,977
Amounts due to related parties (Note 9)	176,595	175,789
Interest payable on promissory notes and second promissory notes	169,865	317,078

Total accounts payable and accrued liabilities	711,244	876,844

5.	PROMISSORY NOTES:

	July 31, 2015 $	April 30, 2015 $

Promissory notes	5,577,520	5,543,991

Total promissory notes	5,577,520	5,543,991

I-Minerals Inc. Notes to the Condensed Consolidated Financial Statements For the three months ended July 31, 2015
(Unaudited - Expressed in US dollars except where otherwise indicated)

On September 13, 2013 and January 27, 2014, the Company entered into additional agreements with a company controlled by a director of the Company (the “Lender”) pursuant to which $5,787,280 was advanced to the Company in tranches (the “Promissory Notes”). The Promissory Notes mature as to $1,000,000 on December 31, 2015, $2,000,000 on June 30, 2016 and the balance due on December 31, 2016. Certain conditions may result in early repayment including immediate repayment in the event a person currently not related to the Company acquires more than 40% of the outstanding common shares of the Company. On December 4, 2014, the maturity dates of the Promissory Notes were amended so that the maturity dates are the later of the original maturity dates and one year after resolution of the IIM litigation (Note 11).

The following table outlines the estimated cash payments required in order to repay the principal balance of the Promissory Notes based on the estimate that the settlement of the IIM litigation will occur in September 2015:

2016 $	2017 $	2018 $	2019 $	2020 $	Total $
-	5,787,280	-	-	-	5,787,280

The Promissory Notes bear interest at the rate of 12% per annum and during the three months ended July 31, 2015, the Company recorded interest of $175,049 (2014 - $153,293). Interest is payable semi-annually as calculated on May 31st and November 30th. Interest is to be paid either in cash or in common shares at the option of the Lender. During the three months ended July 31, 2015, the Company settled $345,616 of interest payable on the Promissory Notes by the issuance of 1,980,840 common shares at the fair value of $373,142 based on their quoted market price at the date of issuance. Accordingly, the Company recorded a loss on settlement of liabilities of $27,526. The interest settled was for the period from December 1, 2014 to May 31, 2015.

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

During the three months ended July 31, 2015, the Company issued 13,588 bonus shares to the Lender at the fair value of $2,640, based on their quoted market price at the date the advances were received. At April 30, 2015, the $2,640 was recorded in commitment to issue shares.

The aggregate finance fees (bonus shares and bonus warrants) are recorded against the Promissory Notes balance and are being amortized to the Statement of Loss over the life of the Promissory Notes, based on the later of the original maturity dates and one year after the resolution of the IIM litigation using the effective interest method. The unamortized debt discount as at July 31, 2015 is $209,760 (April 30, 2015 – $243,289).

The Promissory Notes are collateralized by the Company’s Helmer-Bovill Property.

I-Minerals Inc. Notes to the Condensed Consolidated Financial Statements For the three months ended July 31, 2015
(Unaudited - Expressed in US dollars except where otherwise indicated)

6.	SECOND PROMISSORY NOTES:

	July 31, 2015 $	April 30, 2015 $

Second promissory notes	2,756,651	1,432,565

Total second promissory notes	2,756,651	1,432,565

On February 18, 2015, the Company entered into an agreement with a company controlled by a director of the Company (the “Lender”) pursuant to which up to $4,463,000 will be advanced to the Company in tranches, of which $3,117,000 had been advanced as at July 31, 2015 (the “Second Promissory Notes”). The Second Promissory Notes mature as to $1,000,000 one year after resolution of the IIM litigation (Note 11), $2,000,000 one and a half years after resolution of the IIM litigation and the balance due two years after resolution of the IIM litigation. Certain conditions may result in early repayment including immediate repayment in the event a person currently not related to the Company acquires more than 40% of the outstanding common shares of the Company. Debt issuance costs will be amortized over the estimated maturity life of the promissory notes.

The following table outlines the estimated cash payments required in order to repay the principal balance of the Second Promissory Notes based on the estimate that the settlement of the IIM litigation will occur in September 2015:

2016 $	2017 $	2018 $	2019 $	2020 $	Total $
-	3,000,000	117,000	-	-	3,117,000

The Second Promissory Notes bear interest at the rate of 12% per annum and during three months ended July 31, 2015, the Company recorded interest of $73,402 (2014 - $nil). Interest is payable semi-annually as calculated on May 31st and November 30th. Interest is to be paid either in cash or in common shares at the option of the Lender. During the three months ended July 31, 2015, the Company settled $50,049 of interest payable on the Second Promissory Notes by the issuance of 286,845 common shares at the fair value of $54,035. Accordingly, the Company recorded a loss on settlement of liabilities of $3,986. The interest settled was for the period from January 8, 2015 to May 31, 2015.

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

During the three months ended July 31, 2015, the Company issued 1,071,709 bonus shares to the Lender at the fair value of $226,135, based on their quoted market price at the date the advances were received, including 679,985 shares having a fair value of $134,095 that the Company had previously committed to issue. At July 31, 2015, the Company was committed to issuing an additional 198,750 bonus shares to the Lender at the fair value of $47,700. The fair value of the bonus shares was determined by reference to the trading price of the Company’s common shares on the date the advances were received.

The fair value of 198,750 bonus share purchase warrants committed to be issued (based on advances received during the period) during the three months ended July 31, 2015 of $75,324 was estimated using the Black-Scholes option pricing model with the following weighted average assumptions: stock price – CAD$0.24; exercise price – CAD$0.27; expected risk-free interest rate – 1.03%; expected life – 3.47 years; expected volatility – 104% and expected dividend rate – 0%.

I-Minerals Inc. Notes to the Condensed Consolidated Financial Statements For the three months ended July 31, 2015
(Unaudited - Expressed in US dollars except where otherwise indicated)

The aggregate finance fees (bonus shares and bonus warrants) are recorded against the Second Promissory Notes balance and are being amortized to the Statement of Loss over the life of the Second Promissory Notes, based on two years after the resolution of the IIM litigation, using the effective interest method. The unamortized debt discount as at July 31, 2015 is $360,349 (April 30, 2015 – $184,435).

The Second Promissory Notes are collateralized by the Company’s Helmer-Bovill Property.

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

$

Balance, April 30, 2015	1,128,841

Bonus warrants issued pursuant to Second Promissory Notes (Note 6)	75,324
Change in fair value of warrant derivatives	270,097

Balance, July 31, 2015	1,474,262

Warrant Derivative Liabilities

At July 31, 2015, the Company determined the fair value of Warrant Derivative Liabilities to be $1,474,262 (April 30, 2015 - $1,128,841) as estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	July 31, 2015	April 30, 2015

Stock price (CAD$)	0.28	0.25
Exercise price (CAD$)	0.37	0.38
Risk-free interest rate (%)	0.86	1.11
Expected life (years)	0.92	0.79
Expected volatility (%)	100	87
Expected dividends ($)	Nil	Nil

8.	SHARE CAPITAL:

Common shares

a)	Authorized:

Unlimited number of common shares, without par value.

I-Minerals Inc. Notes to the Condensed Consolidated Financial Statements For the three months ended July 31, 2015
(Unaudited - Expressed in US dollars except where otherwise indicated)

The holders of common shares are entitled to receive dividends which are declared from time to time, and are entitled to one vote per share at meetings of the Company. All shares are ranked equally with regards to the Company’s residual assets.

b)	Stock transactions:

During the three months ended July 31, 2015, the Company completed the following stock transactions:

i)	On July 10, 2015, the Company issued 1,085,297 common shares with a fair value of $228,775 including 693,573 shares having a fair value of $136,735 which the Company had committed to issue at April 30, 2015. The common shares were issued as debt discounts pursuant to the Promissory Notes and the Second Promissory Notes (Notes 5 and 6).

ii)	On July 14, 2015, the Company issued 2,267,685 common shares with a fair value of $427,177 as settlement of accrued interest payable on Promissory Notes and Second Promissory Notes (Notes 5 and 6).

c)	Stock options:

The Company has granted stock options under the terms of its Stock Option Plan (the “Plan”). The Plan provides that the directors of the Company may grant options to purchase common shares to directors, officers, employees and service providers of the Company on terms that the directors of the Company may determine are within the limitations set forth in the Plan. The maximum number of shares available under the Plan is limited to 10% of the issued common shares. The maximum term of stock options is ten years. All stock options vest on the date of grant, unless otherwise stated. As at July 31, 2015, the Company had 3,125,871 stock options available for grant pursuant to the Plan (April 30, 2015 - 2,790,573).

The Company’s stock options outstanding as at July 31, 2015 and April 30, 2015 and the changes for the periods then ended are as follows:

	Number Outstanding		Weighted Average Exercise Price

Balance outstanding at April 30 and July 31, 2015	5,135,000	CAD$	0.22

Balance exercisable at July 31, 2015	4,450,000	CAD$	0.22

Summary of stock options outstanding at July 31, 2015:

Security	Number Outstanding	Exercise Price	Expiry Date	Remaining Contractual Life (years)

Stock options	500,000	CAD$ 0.40	December 1, 2015	0.34
Stock options	1,300,000	CAD$ 0.10	July 30, 2018	3.00
Stock options	260,000	CAD$ 0.15	July 30, 2018	3.00
Stock options	300,000	CAD$ 0.25	July 30, 2018	3.00
Stock options	200,000	CAD$ 0.25	November 19, 2018	3.31
Stock options	150,000	CAD$ 0.25	January 8, 2019	3.44
Stock options	300,000	CAD$ 0.25	May 23, 2019	3.81
Stock options	150,000	CAD$ 0.25	December 16, 2017	2.38
Stock options	1,975,000	CAD$ 0.25	January 19, 2020	4.50

I-Minerals Inc. Notes to the Condensed Consolidated Financial Statements For the three months ended July 31, 2015
(Unaudited - Expressed in US dollars except where otherwise indicated)

Non-Employee Stock Options

In accordance with the guidance of ASC 815-40-15, stock options awarded to non-employees that are fully vested and exercisable in Canadian dollars are required to be accounted for as derivative liabilities because they are considered not to be indexed to the Company’s stock due to their exercise price being denominated in a currency other than the Company’s functional currency. Stock options awarded to non-employees that are not vested are accounted for as equity awards until the terms associated with their vesting requirements have been met. As at July 31, 2015, there are 75,000 non-employee stock option awards that have not vested (April 30, 2015 – 112,500).

The non-employee stock options are accounted for at their respective fair values and are summarized as follows for the three months ended July 31, 2015 and 2014:

	2015 $	2014 $

Fair value of non-employee options, beginning of the period	116,615	68,859
Fair value of non-employee options, at vesting	5,219	51,809
Change in fair value of non-employee stock options during the period	8,654	(1,184)

Fair value of non-employee options, end of the period	130,488	119,484

The Company determined the fair value of its non-employee stock options as at July 31, 2015 and April 30, 2015 using the Black-Scholes option pricing model with the following weighted average assumptions:

	July 31, 2015	April 30, 2015

Stock price (CAD$)	0.28	0.25
Exercise price (CAD$)	0.20	0.19
Risk-free interest rate (%)	1.12	1.23
Expected life (years)	3.51	3.82
Expected volatility (%)	104	101
Expected dividends ($)	Nil	Nil

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

As at July 31, 2015, the unamortized compensation cost of options is $49,409 and the intrinsic value of options expected to vest is $172,013 (CAD$225,000).

Share-based payments are classified in the Company’s Statement of Loss during the three months ended July 31, 2015 and 2014 as follows:

	2015 $	2014 $

Management and consulting fees	4,556	60,182

	4,556	60,182

I-Minerals Inc. Notes to the Condensed Consolidated Financial Statements For the three months ended July 31, 2015
(Unaudited - Expressed in US dollars except where otherwise indicated)

d)	Share purchase warrants:

A summary of fully-exercisable share purchase warrants as at July 31, 2015 and April 30, 2015 and the changes for the periods then ended are as follows:

	Number Outstanding		Weighted Average Exercise Price

Balance at April 30, 2015	24,555,595	CAD$	0.37
Issued	590,474	CAD$	0.25

Balance at July 31, 2015	25,146,069	CAD$	0.37

Summary of warrants outstanding and issuable at July 31, 2015:

Security	Number Outstanding	Exercise Price	Expiry Date

Warrants	1,550,000	CAD$ 0.40	January 31, 2016
Warrants	200,000	CAD$ 0.25	January 31, 2016
Warrants	20,000,000	CAD$ 0.40	April 29, 2016
Warrants	667,520	CAD$ 0.14	December 1, 2016(1)
Warrants	122,142	CAD$ 0.14266	December 1, 2016(1)
Warrants	104,119	CAD$ 0.165	December 1, 2016(1)
Warrants	76,723	CAD$ 0.17	December 1, 2016(1)
Warrants	87,818	CAD$ 0.17223	December 1, 2016(1)
Warrants	111,762	CAD$ 0.185	December 1, 2016(1)
Warrants	132,208	CAD$ 0.217	December 1, 2016(1)
Warrants	62,002	CAD$ 0.222	December 1, 2016(1)
Warrants	58,181	CAD$ 0.225	December 1, 2016(1)
Warrants	165,326	CAD$ 0.23	December 1, 2016(1)
Warrants	51,202	CAD$ 0.25	December 1, 2016(1)
Warrants	92,357	CAD$ 0.276	December 1, 2016(1)
Warrants	200,091	CAD$ 0.28	December 1, 2016(1)
Warrants	45,439	CAD$ 0.29	December 1, 2016(1)
Warrants	96,261	CAD$ 0.292	December 1, 2016(1)
Warrants	52,459	CAD$ 0.305	December 1, 2016(1)
Warrants	597,617	CAD$ 0.22	December 31, 2018(1)
Warrants	242,545	CAD$ 0.23	December 31, 2018(1)
Warrants	194,344	CAD$ 0.24	December 31, 2018(1)
Warrants	37,203	CAD$ 0.245	December 31, 2018(1)
Warrants	198,750	CAD$ 0.272	December 31, 2018(1)

Notes:
(1)	The warrants are exercisable until the earlier of the date disclosed or the date that the promissory note or second promissory note advance, including interest, is repaid (Notes 5 and 6).

9.	RELATED PARTY TRANSACTIONS:

During the three months ended July 31, 2015, the Company settled $395,665 of interest payable on the Promissory Notes and Second Promissory Notes owed to a company controlled by a Director by issuing 2,267,685 common shares at the fair value of $427,177 (Notes 5 and 6).

During the three months ended July 31, 2015, management and consulting fees of $23,929 (2014 - $13,863) were charged by RJG Capital Corporation, a wholly-owned company of W. Barry Girling, Director. Wayne Moorhouse, Director, charged $765 (2014 - $nil) in management and consulting fees. $7,758 (2014 - $10,042) was charged by Malaspina Consultants Inc. for the services of Matt Anderson, CFO, and are included in professional fees.

I-Minerals Inc. Notes to the Condensed Consolidated Financial Statements For the three months ended July 31, 2015
(Unaudited - Expressed in US dollars except where otherwise indicated)

Included in accounts payable and accrued liabilities are amounts owed to directors or officers or companies controlled by them. As at July 31, 2015, the amount was $176,595 (April 30, 2015 – $175,789). All amounts are non-interest bearing, unsecured, and due on demand.

The promissory notes and second promissory notes received from a company controlled by a director (Notes 5, 6 and 13) are related party transactions.

10.	SEGMENT DISCLOSURES:

The Company considers its business to comprise a single operating segment being the exploration of its resource property. Substantially all of the Company’s long-term assets and operations are located in Latah County, Idaho.

11.	CONTINGENT LIABILITY:

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

During the three months ended July 31, 2015, a court-ordered mediation was held. The mediation was successful and all parties entered into an agreement in principle to settle the parties’ claims against one another that was documented in a Binding Settlement Term Sheet whereby the Company agreed to pay $100,000 (accrued in accounts payable and accrued liabilities) of the Plaintiffs legal fees and the Plaintiffs agreed to dismiss the Latah County Lawsuit. The agreement in principle is subject to Court approval.

12.	NON-CASH TRANSACTIONS:

Investing and financing activities that affect recognized assets or liabilities but that do not result in cash receipts or cash payments are excluded from the condensed consolidated statements of cash flows. During the three months ended July 31, 2015, the following transactions were excluded from the condensed consolidated statement of cash flows:

a)	The issuance by the Company of 1,980,840 common shares at the fair value of $373,142 as payment of interest on the Promissory Notes;

b)	The issuance by the Company of 286,845 common shares at the fair value of $54,035 as payment of interest on the Second Promissory Notes; and,

c)	The commitment to issue 590,474 common shares at the fair value of $139,740 and 590,474 warrants at the fair value of $75,324 pursuant to the Second Promissory Notes.

During the three months ended July 31, 2014, the following transactions were excluded from the condensed consolidated statement of cash flows:

a)	The commitment to issue 150,045 common shares at the fair value of $36,000 and 150,045 warrants at the fair value of $21,716 pursuant to the Promissory Notes.

I-Minerals Inc. Notes to the Condensed Consolidated Financial Statements For the three months ended July 31, 2015
(Unaudited - Expressed in US dollars except where otherwise indicated)

13.	SUBSEQUENT EVENTS:

Subsequent to July 31, 2015:

a)	The Company received an aggregate of $500,000 of Second Promissory Notes (Note 6).

b)	The Company granted 200,000 stock options to a consultant at an exercise price of CAD$0.25 per share that expire on August 4, 2020. These options vested on the date of grant.

Item 2.  Management’s discussion and analysis of financial condition and results of operations

Forward Looking Statements

The information contained in this Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995.  These forward-looking statements involve risks and uncertainties. Any statement which does not contain a historical fact may be deemed to be a forward-looking statement. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. In evaluating forward looking statements, you should consider various factors outlined in our Annual Report on Form 10-K filed with the U.S. Securities Exchange Commission (“SEC”) on July 28, 2015 and, from time to time, in other reports we file with the SEC. These factors may cause our actual results to differ materially from any forward-looking statement. We disclaim any obligation to publicly update these statements, or disclose any difference between our actual results and those reflected in these statements.

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
  3 year estimated after tax payback.

With the 2014 PFS finalized, our focus will be to complete a feasibility study on the Bovill Kaolin Project.  We anticipate that a feasibility study will be finalized in the first quarter of calendar 2016.

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

Plan of Operation

During the next twelve months, our plan of operation is to complete a feasibility study on our Bovill Kaolin Project and to continue production at our WBL Tailings Project.

Feasibility Study of the Bovill Kaolin Project

As recommended in the 2014 PFS, in January 2015 we commenced the feasibility study of the Bovill Kaolin Project.  In order to bring the Bovill Kaolin Project to feasibility, we have or will be required to undertake additional exploration and drilling, complete mining, tailings and environmental studies and complete additional material testing.  The feasibility study is currently approximately 50% complete and we anticipate that initial results will be available in late 2015 or early 2016 with the formal document completed in the first quarter of calendar 2016 at an estimated cost of US$3,056,000.

Outlook

Our focus continues to be the detailed assessment of all of our mineral assets and advancing the Bovill Minerals Mine, part of the Bovill Kaolin Project, towards production.  With the updated PFS completed in June 2014, the next step is additional permitting activities and ultimately the completion of a full feasibility study.  We have completed sufficient drilling at sufficiently close drill hole spacing to allow for the calculation of measured and indicated resources at Kelly’s Hump and Middle Ridge.  These resources were upgraded to probable and proven reserves with an expected 25 year mine life as part of the PFS process.

Permitting is on schedule to be largely completed within six months save an air discharge permit.  A second bulk sample has been sent to Ginn Mineral Research with separation of the clay minerals (kaolin and halloysite) underway.  Processing of the sand fraction (quartz and K-spar) from the initial bulk sample is continuing at the Minerals Research laboratory at North Carolina State University.  Metallurgical work on the K-spar is complete with quartz flotation ongoing.  The purpose of the current round of pilot scale separations is to confirm grades and separation characteristics of all areas of the deposits and provide samples for melt tests and customer tests.  The processing of the initial bulk sample at Ginn Mineral Research to create halloysite and metakaolin products is complete and the processing of the second sample should be completed in September 2015.  The processing to create K-spar and quartz products at MRL is ongoing with the K-spar portion of the pilot plant complete and the processing of the quartz fraction ongoing with completion expected by Q4 of calendar 2015.

Based upon opportunities identified in the Charles Rivers report, internal marketing efforts and customer leads generated through the website, strong interest has been generated in all of the Company’s mineral products with ever increasing interest in the K-spar.  Samples continue to be sent to customers for testing and the response has generally been very favorable.

Results of Operation

Three months ended July 31, 2015

We recorded a loss of $1,659,467 ($0.02 per share) for the three months ended July 31, 2015 as compared to income of $52,904 ($0.00 per share) for the three months ended July 31, 2014.  The increase in the loss recorded in the three months ended July 31, 2015 as compared to the income in the three months ended July 31, 2014 is the net result of changes to a number of expenses.  The income in the prior period was due to the change in fair value of derivative liabilities as explained below.  Of note are the following items:

  Management and consulting fees of $31,518 (2014 - $74,995) are comprised of fees to manage our Company and stock-based compensation.  The stock-based compensation recognized in the current period was $4,556 (2014 - $60,182).  Approximately half of the fees to manage our Company are charged to management and consulting fees and the other half is charged to mineral property expenditures.
  Mineral property expenditures of $684,515 (2014 - $297,615) are costs incurred on our Helmer-Bovill Property.  The main expenses incurred during the current period included engineering and consulting ($393,191) and mineral analysis and processing ($174,024).  We were working on completing a feasibility study during the current period.  In the prior period, the Company incurred $109,275 of engineering and consulting expenditures as part of updating the pre-feasibility study.
  General and miscellaneous expenses of $157,910 (2014 - $74,383) are comprised of office and telephone expenses, payroll taxes, medical benefits, insurance premiums, travel expenses, promotional expenses, shareholder communication fees, transfer agent fees and filing fees.  The increase during the current period was due primarily to an increase in marketing activities of our property.
  Professional fees of $155,145 (2014 - $110,550) include legal fees, audit fees and financial consulting fees.  The increase in fees in the current period was due to increase legal fees relating to the IIM litigation and legal fees relating to the Unimin Temporary Restraining Order.
  Loss on settlement of liabilities of $31,512 (2014 – $nil) represents the change in fair value of common shares between the date the Company agreed to settled liabilities for common shares and the date that the common shares were ultimately issued.  The Company used common shares to settle interest payable pursuant to promissory notes and second promissory notes.
  Accretion expense of $72,679 (2014 - $21,676) is the amortization of the fair value of bonus shares and bonus warrants issued to the lender of the promissory notes and the second promissory notes.  The bonus shares and bonus warrants are amortized over the life of the promissory notes.
  Interest expense of $248,451 (2014 - $153,293) is from promissory notes and second promissory notes that bear interest at a rate of 12% per year.  Interest increased as additional funds were advanced.
  We recorded a loss on change in fair value of derivative liabilities of $278,751 (2014 – gain of $784,430).  The change in fair value of derivative liabilities is based on the change in remaining term of derivative instruments and our stock price.  The derivatives include warrants as well as stock options granted to non-employees.  The derivative liabilities do not represent cash liabilities.

Liquidity and Capital Resources

Our aggregate operating, investing and financing activities during the three months ended July 31, 2015 resulted in a net cash inflow of $520,540 (2014 – outflow of $122,935).  As at July 31, 2015, we had working capital of $306,290, including cash of $792,580.

During the three months ended July 31, 2015, we used $1,270,890 on cash flows from operations before changes in non-cash operating working capital items (2014 - $648,202).  The increase in these cash flows was due primarily to an increase in mineral property expenditures.  During the three months ended July 31, 2015, we spent $nil on investing activities (2014 - $6,204) and we received $1,500,000 from financing activities (2014 - $459,185).

We are being financed by advances pursuant to Promissory Notes and Second Promissory Notes advanced by BV Lending LLC, an entity controlled by Allen L. Ball, a member of our Board of Directors and our largest shareholder.  BV Lending agreed to advance up to $5,787,280 pursuant to the Promissory Notes.  The final advance pursuant to the Promissory Notes was received in January 2015 and the balance due at July 31, 2015 was $5,787,280.  On February 18, 2015, we entered into the Second Promissory Notes with BV Lending pursuant to which BV Lending agreed to advance up to an additional $4,463,000.  The balance due pursuant to the Second Promissory Notes at July 31, 2015 was $3,117,000.

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

We have not as yet put into commercial production any mineral properties and as such have no operating revenues.  Accordingly, we are dependent on debt and equity financing as its primary source of operating working capital.  Our capital resources are largely determined by the strength of the junior resource markets and by the status of our projects in relation to these markets, and our ability to compete for investor support of our projects.

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

We do not have the ability to internally generate sufficient cash flows to support our operations for the next twelve months.  We are currently receiving funds from a company controlled by a director of the Company through promissory notes.  We have no formal plan in place to address this going concern issue but consider that we will be able to obtain additional funds by equity financing and/or debt financing; however, there is no assurance of additional funding being available.  As a result, our auditors have expressed substantial doubt in their auditors’ report in the financial statements for the year ended April 30, 2015 about our ability to continue as a going concern.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to shareholders.

Critical Accounting Policies

Measurement Uncertainty

The preparation of these consolidated financial statements in conformity with US GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  We regularly evaluate estimates and assumptions related to the useful life and recoverability of long lived assets, stock-based compensation, valuation of convertible debentures and derivative liabilities, and deferred income tax asset valuation allowances.  We base our estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources.  The actual results experienced by us may differ materially and adversely from our estimates.  To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.  The most significant estimates with regard to our condensed consolidated financial statements relate to the determination of fair values of derivative liabilities and stock-based transactions.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable

Item 4. Controls and Procedures.

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of July 31, 2015. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of July 31, 2015.  There were no material changes in the Company’s internal control over financial reporting during the third quarter of 2015.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors as previously disclosure in our Annual Report on Form 10-K which was filed with the SEC on July 28, 2015.

Item 2. Unregistered sales of equity securities and use of proceeds

All unregistered sales of equity securities during the period covered by the Quarterly Report were previously disclosed in our current reports on Form 8-K or our Annual Report on Form 10-K.

Item 3. Defaults upon senior securities

None

Item 4. Mine Safety Disclosures.

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act (The “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the three months ended July 31, 2015, our U.S. exploration properties were not subject to regulation by the Federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977 (the "Mine Act").

Item 5. Other Information.

None.

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

I-MINERALS INC.

Date:	September 11, 2015	By:	/s/ Thomas M. Conway
THOMAS M. CONWAY
Chief Executive Officer and President
(Principal Executive Officer)

Date:	September 11, 2015	By:	/s/ Matthew Anderson
MATTHEW ANDERSON
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)