Form 10-Q
period 2015-10-31
I-Minerals Inc
filed 2015-12-15
CIK 1405663

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: October 31, 2015

 [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number:  000-55321

I-MINERALS INC.
(Exact name of registrant as specified in its charter)

British Columbia, Canada	20-4644299
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 880, 580 Hornby Street, Vancouver, BC, Canada V6C 3B6
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

As of December 15, 2015, the registrant had 85,557,141 outstanding shares of common stock.

I-Minerals Inc.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

I-Minerals Inc.

Condensed Consolidated Financial Statements
For the six months ended October 31, 2015
(Unaudited - Expressed in US dollars)

I-Minerals Inc. Condensed Consolidated Balance Sheets
(Unaudited - Expressed in US dollars)

	Notes	October 31, 2015 $	April 30, 2015 $
ASSETS
Current assets
Cash		860,953	272,040
Receivables		50,495	33,500
Prepaids		179,088	252,819
		1,090,536	558,359

Equipment		12,557	14,632
Mineral property interest	3	305,850	305,850
Deposits		14,932	14,932

TOTAL ASSETS		1,423,875	893,773

LIABILITIES
Current liabilities
Accounts payable and accrued liabilities	4,9	1,110,677	876,844
		1,110,677	876,844

Promissory notes	5	5,611,049	5,543,991
Second promissory notes	6	3,750,320	1,432,565
Derivative liabilities	2,7,8	1,258,652	1,245,456
TOTAL LIABILITIES		11,730,698	9,098,856

CAPITAL DEFICIT
Capital Stock
Authorized:
Unlimited common shares with no par value
Issued and fully paid: 82,608,710 (April 30, 2015 - 79,255,728)	8	17,242,019	16,586,067
Additional paid-in capital		1,823,255	1,827,780
Commitment to issue shares	5,6	155,832	136,735
Deficit		(29,527,929)	(26,755,665)
TOTAL CAPITAL DEFICIT		(10,306,823)	(8,205,083)

TOTAL LIABILITIES AND CAPITAL DEFICIT		1,423,875	893,773

On behalf of the Board

“Thomas M. Conway”	Director	“W. Barry Girling”	Director

The accompanying notes are an integral part of these condensed consolidated financial statements.

I-Minerals Inc. Condensed Consolidated Statements of Loss
(Unaudited - Expressed in US dollars)

		Three months ended October 31,		Six months ended October 31,
	Notes	2015 $	2014 $	2015 $	2014 $

OPERATING EXPENSES
Amortization		996	1,356	2,075	2,822
Management and consulting fees	8,9	65,683	18,241	97,201	93,236
Mineral property expenditures		850,021	356,469	1,534,536	654,084
General and miscellaneous		134,143	79,765	292,053	154,148
Professional fees		117,977	252,725	273,122	363,275

		(1,168,820)	(708,556)	(2,198,987)	(1,267,565)
OTHER (EXPENSE) INCOME
Foreign exchange (loss) gain		(1,808)	(913)	285	1,539
Loss on settlement of liabilities	5,6	-	-	(31,512)	-
Accretion expense	5,6	(90,353)	(27,066)	(163,032)	(48,742)
Interest expense	5,6	(287,896)	(158,809)	(536,347)	(312,102)
Change in fair value of derivative liabilities	2,7,8	436,080	1,191,275	157,329	1,975,705

(LOSS) INCOME FOR THE PERIOD		(1,112,797)	295,931	(2,772,264)	348,835

Loss per share – basic and diluted		(0.01)	0.00	(0.03)	0.00

Weighted average number of shares outstanding		82,608,710	77,184,506	81,283,822	76,651,085

The accompanying notes are an integral part of these condensed consolidated financial statements.

I-Minerals Inc. Condensed Consolidated Statements of Cash Flows For the six months ended October 31, 2015 and 2014
(Unaudited - Expressed in US dollars)

	2015 $	2014 $
OPERATING ACTIVITIES
(Loss) income for the period	(2,772,264)	348,835
Items not involving cash:
Amortization	2,075	2,822
Stock-based compensation	35,653	62,617
Loss on settlement of liabilities	31,512	-
Accretion expense	163,032	48,742
Change in fair value of derivative liabilities	(157,329)	(1,975,705)
Change in non-cash operating working capital items:
Receivables	(16,995)	(51,125)
Prepaids	73,731	-
Accounts payable and accrued liabilities	629,498	427,191

Cash flows used in operating activities	(2,011,087)	(1,136,623)

INVESTING ACTIVITIES
Purchase of equipment	-	(6,204)

Cash flows used in investing activities	-	(6,204)

FINANCING ACTIVITIES
Proceeds from exercise of stock options	-	9,185
Promissory notes received	-	900,000
Second promissory notes received	2,600,000	-

Cash flows from financing activities	2,600,000	909,185

INCREASE (DECREASE) IN CASH	588,913	(233,642)

CASH, BEGINNING OF THE PERIOD	272,040	604,936

CASH, END OF THE PERIOD	860,953	371,294

SUPPLEMENTAL CASH FLOW INFORMATION (Note 11)

Interest paid	-	-
Taxes paid	-	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

I-Minerals Inc. Condensed Consolidated Statements of Capital Deficit For the six months ended October 31, 2015
(Unaudited - Expressed in US dollars)

	Number of Shares #	Amount $	Commitment to Issue Shares $	Additional Paid-in Capital $	Accumulated Deficit $	Total Capital Deficit $

Balance at April 30, 2015	79,255,728	16,586,067	136,735	1,827,780	(26,755,665)	(8,205,083)

Issued during the period:
Shares issued as a debt discount	1,085,297	228,775	(136,735)	-	-	92,040
Shares issuable as a debt discount	-	-	155,832	-	-	155,832
Shares issued to settle accounts payable and accrued liabilities	2,267,685	427,177	-	-	-	427,177
Share-based payments – vesting	-	-	-	4,086	-	4,086
Reallocation of vested options to liabilities	-	-	-	(8,611)	-	(8,611)
Loss for the period	-	-	-	-	(2,772,264)	(2,772,264)

Balance at October 31, 2015	82,608,710	17,242,019	155,832	1,823,255	(29,527,929)	(10,306,823)

The accompanying notes are an integral part of these condensed consolidated financial statements.

I-Minerals Inc. Notes to the Condensed Consolidated Financial Statements For the six months ended October 31, 2015
(Unaudited - Expressed in US dollars except where otherwise indicated)

1.	NATURE OF BUSINESS AND BASIS OF PRESENTATION AND LIQUIDITY:

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

Basis of Presentation and Liquidity

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information as well as Article 10 of Regulation S-X on the basis that the Company will continue as a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for the next year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At October 31, 2015, the Company had not yet achieved profitable operations, had an accumulated deficit of $29,527,929 since inception and expects to incur further losses in the development of its business, all of which casts substantial doubt upon the Company’s ability to continue as a going concern and, therefore, that it may be unable to realize its assets and discharge its liabilities in the normal course of business.

Accordingly, the financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of our management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included. Operating results for the six months ended October 31, 2015 are not necessarily indicative of the results that may be expected for the full year ending April 30, 2016. All amounts presented are in US dollars except where otherwise indicated. For further information refer to the financial statements and footnotes thereto for the year ended April 30, 2015 included in the Company’s Annual Report on Form 10-K filed on July 28, 2015.

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

Financial Instruments and Fair Value Measures

The book value of cash, accounts receivable, accounts payable and accrued liabilities approximate their fair values due to the immediate or short-term maturity of those instruments. The fair value hierarchy under GAAP is based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

I-Minerals Inc. Notes to the Condensed Consolidated Financial Statements For the six months ended October 31, 2015
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

The Company’s Promissory Notes and Second Promissory Notes are based on Level 2 inputs in the ASC 820 fair value hierarchy. The Company calculated the fair value of these instruments by discounting future cash flows using rates representative of current borrowing rates. At October 31, 2015, the Promissory Notes had a fair value of $5,669,058 (April 30, 2015 – $5,479,007) and the Second Promissory Notes had a fair value of $4,035,255 (April 30, 2015 - $1,532,123).

The Company had certain Level 3 liabilities required to be recorded at fair value on a recurring basis in accordance with US GAAP as at October 31, 2015 and April 30, 2015. As at October 31, 2015, the Company’s Level 3 liabilities consisted of the warrants issued in connection with the Company’s offering of equity units in a private placement and warrants issued as financing fees as well as the grant of share purchase options to non-employees.

The resulting Level 3 liabilities have no active market and are required to be measured at their fair value each reporting period based on information that is unobservable.

A summary of the Company’s Level 3 liabilities for the six months ended October 31, 2015 and 2014 is as follows:

	October 31, 2015 $	October 31, 2014 $

Warrants (Note 7)

Beginning fair value	1,128,841	3,211,386
Issuance	130,347	44,601
Change in fair value	(163,078)	(1,947,458)
Ending fair value	1,096,110	1,308,529

Non-employee options (Note 8(c))

Beginning fair value	116,615	68,859
Vesting	40,178	51,809
Change in fair value	5,749	(28,247)
Ending fair value	162,542	92,421

Total Level 3 liabilities	1,258,652	1,400,950

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment). There were no assets or liabilities measured at fair value on a nonrecurring basis during the periods ended October 31, 2015 and April 30, 2015.

Earnings (Loss) Per Share

The basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. For the six months ended October 31, 2015, loss per share excludes 30,933,349 (2014 – 28,322,661) potentially dilutive common shares (related to outstanding options and warrants) as their effect was anti-dilutive.

I-Minerals Inc. Notes to the Condensed Consolidated Financial Statements For the six months ended October 31, 2015
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

4.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES:

	October 31, 2015 $	April 30, 2015 $

Trade payables	475,057	383,977
Amounts due to related parties (Note 9)	177,860	175,789
Interest payable on promissory notes and second promissory notes	457,760	317,078

Total accounts payable and accrued liabilities	1,110,677	876,844

5.	PROMISSORY NOTES:

	October 31, 2015 $	April 30, 2015 $

Promissory notes	5,611,049	5,543,991

Total promissory notes	5,611,049	5,543,991

I-Minerals Inc. Notes to the Condensed Consolidated Financial Statements For the six months ended October 31, 2015
(Unaudited - Expressed in US dollars except where otherwise indicated)

On September 13, 2013 and January 27, 2014, the Company entered into additional agreements with a company controlled by a director of the Company (the “Lender”) pursuant to which $5,787,280 was advanced to the Company in tranches (the “Promissory Notes”). The Promissory Notes mature as to $1,000,000 on December 31, 2015, $2,000,000 on June 30, 2016 and the balance due on December 31, 2016. Certain conditions may result in early repayment including immediate repayment in the event a person currently not related to the Company acquires more than 40% of the outstanding common shares of the Company. On December 4, 2014, the maturity dates of the Promissory Notes were amended so that the maturity dates are the later of the original maturity dates and one year after resolution of the IIM litigation, December 2, 2015 (Note 11).

The following table outlines the estimated cash payments required in order to repay the principal balance of the Promissory Notes based on the settlement of the IIM litigation occurring on December 2, 2015:

2016 $	2017 $	2018 $	2019 $	2020 $	Total $
-	5,787,280	-	-	-	5,787,280

The Promissory Notes bear interest at the rate of 12% per annum and during the six months ended October 31, 2015, the Company recorded interest of $350,090 (2014 - $312,102). Interest is payable semi-annually as calculated on May 31st and November 30th. Interest is to be paid either in cash or in common shares at the option of the Lender. During the six months ended October 31, 2015, the Company settled $345,616 of interest payable on the Promissory Notes by the issuance of 1,980,840 common shares at the fair value of $373,142 based on their quoted market price at the date of issuance. Accordingly, the Company recorded a loss on settlement of liabilities of $27,526. The interest settled was for the period from December 1, 2014 to May 31, 2015. Subsequent to October 31, 2015, the Company settled $348,188 of interest payable on the Promissory Notes by the issuance of 1,844,982 common shares. The interest settled was for the period from June 1, 2015 to November 30, 2015.

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

During the six months ended October 31, 2015, the Company issued 13,588 bonus shares to the Lender at the fair value of $2,640, based on their quoted market price at the date the advances were received. At April 30, 2015, the $2,640 was recorded in commitment to issue shares.

The aggregate finance fees (bonus shares and bonus warrants) are recorded against the Promissory Notes balance and are being amortized to the Statement of Loss over the life of the Promissory Notes, based on the later of the original maturity dates and one year after the resolution of the IIM litigation using the effective interest method. The unamortized debt discount as at October 31, 2015 is $176,231 (April 30, 2015 – $243,289).

The Promissory Notes are collateralized by the Company’s Helmer-Bovill Property.

I-Minerals Inc. Notes to the Condensed Consolidated Financial Statements For the six months ended October 31, 2015
(Unaudited - Expressed in US dollars except where otherwise indicated)

6.	SECOND PROMISSORY NOTES:

	October 31, 2015 $	April 30, 2015 $

Second promissory notes	3,750,320	1,432,565

Total second promissory notes	3,750,320	1,432,565

On February 18, 2015, the Company entered into an agreement with a company controlled by a director of the Company (the “Lender”) pursuant to which up to $4,463,000 will be advanced to the Company in tranches, of which $4,217,000 had been advanced as at October 31, 2015 (the “Second Promissory Notes”). The Second Promissory Notes mature as to $1,000,000 on December 2, 2016, $2,000,000 on June 2, 2017 and the balance due on December 2, 2017. Certain conditions may result in early repayment including immediate repayment in the event a person currently not related to the Company acquires more than 40% of the outstanding common shares of the Company. Debt issuance costs will be amortized over the estimated maturity life of the promissory notes.

The following table outlines the estimated cash payments required in order to repay the principal balance of the Second Promissory Notes:

2016 $	2017 $	2018 $	2019 $	2020 $	Total $
-	1,000,000	3,217,000	-	-	4,217,000

The Second Promissory Notes bear interest at the rate of 12% per annum and during six months ended October 31, 2015, the Company recorded interest of $186,257 (2014 - $nil). Interest is payable semi-annually as calculated on May 31st and November 30th. Interest is to be paid either in cash or in common shares at the option of the Lender. During the six months ended October 31, 2015, the Company settled $50,049 of interest payable on the Second Promissory Notes by the issuance of 286,845 common shares at the fair value of $54,035. Accordingly, the Company recorded a loss on settlement of liabilities of $3,986. The interest settled was for the period from January 8, 2015 to May 31, 2015. Subsequent to October 31, 2015, the Company settled $208,245 of interest payable on the Second Promissory Notes by the issuance of 1,103,449 common shares. The interest settled was for the period from June 1, 2015 to November 30, 2015.

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

During the six months ended October 31, 2015, the Company issued 1,071,709 bonus shares to the Lender at the fair value of $226,135, based on their quoted market price at the date the advances were received, including 679,985 shares having a fair value of $134,095 that the Company had previously committed to issue. At October 31, 2015, the Company was committed to issuing an additional 651,030 bonus shares to the Lender at the fair value of $155,832. The fair value of the bonus shares was determined by reference to the trading price of the Company’s common shares on the date the advances were received.

The fair value of 1,042,754 bonus share purchase warrants committed to be issued (based on advances received during the period) during the six months ended October 31, 2015 of $130,347 was estimated using the Black-Scholes option pricing model with the following weighted average assumptions: stock price – CAD$0.24; exercise price – CAD$0.25; expected risk-free interest rate – 1.03%; expected life – 3.45 years; expected volatility – 104% and expected dividend rate – 0%.

I-Minerals Inc. Notes to the Condensed Consolidated Financial Statements For the six months ended October 31, 2015
(Unaudited - Expressed in US dollars except where otherwise indicated)

The aggregate finance fees (bonus shares and bonus warrants) are recorded against the Second Promissory Notes balance and are being amortized to the Statement of Loss over the life of the Second Promissory Notes, based on two years after the resolution of the IIM litigation, using the effective interest method. The unamortized debt discount as at October 31, 2015 is $466,680 (April 30, 2015 – $184,435).

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

$

Balance, April 30, 2015	1,128,841

Bonus warrants issued pursuant to Second Promissory Notes (Note 6)	130,347
Change in fair value of warrant derivatives	(163,078)

Balance, October 31, 2015	1,096,110

Warrant Derivative Liabilities

At October 31, 2015, the Company determined the fair value of Warrant Derivative Liabilities to be $1,096,110 (April 30, 2015 - $1,128,841) as estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	October 31, 2015	April 30, 2015

Stock price (CAD$)	0.28	0.25
Exercise price (CAD$)	0.37	0.38
Risk-free interest rate (%)	0.75	1.11
Expected life (years)	0.78	0.79
Expected volatility (%)	86	87
Expected dividends ($)	Nil	Nil

8.	SHARE CAPITAL:

Common shares

a)	Authorized:

Unlimited number of common shares, without par value.

I-Minerals Inc. Notes to the Condensed Consolidated Financial Statements For the six months ended October 31, 2015
(Unaudited - Expressed in US dollars except where otherwise indicated)

The holders of common shares are entitled to receive dividends which are declared from time to time, and are entitled to one vote per share at meetings of the Company. All shares are ranked equally with regards to the Company’s residual assets.

b)	Stock transactions:

During the six months ended October 31, 2015, the Company completed the following stock transactions:

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

The Company has granted stock options under the terms of its Stock Option Plan (the “Plan”). The Plan provides that the directors of the Company may grant options to purchase common shares to directors, officers, employees and service providers of the Company on terms that the directors of the Company may determine are within the limitations set forth in the Plan. The maximum number of shares available under the Plan is limited to 10% of the issued common shares. The maximum term of stock options is ten years. All stock options vest on the date of grant, unless otherwise stated. As at October 31, 2015, the Company had 2,925,871 stock options available for grant pursuant to the Plan (April 30, 2015 - 2,790,573).

The Company’s stock options outstanding as at October 31, 2015 and April 30, 2015 and the changes for the periods then ended are as follows:

	Number Outstanding		Weighted Average Exercise Price

Balance outstanding at April 30 , 2015	5,135,000	CAD$	0.22
Granted	200,000	CAD$	0.25

Balance outstanding at October 31, 2015	5,335,000	CAD$	0.22
Balance exercisable at October 31, 2015	4,687,500	CAD$	0.23

I-Minerals Inc. Notes to the Condensed Consolidated Financial Statements For the six months ended October 31, 2015
(Unaudited - Expressed in US dollars except where otherwise indicated)

Summary of stock options outstanding at October 31, 2015:

Security	Number Outstanding	Exercise Price	Expiry Date	Remaining Contractual Life (years)

Stock options	(1)500,000	CAD$ 0.40	December 1, 2015	0.08
Stock options	1,300,000	CAD$ 0.10	July 30, 2018	2,75
Stock options	260,000	CAD$ 0.15	July 30, 2018	2.75
Stock options	300,000	CAD$ 0.25	July 30, 2018	2.75
Stock options	200,000	CAD$ 0.25	November 19, 2018	3.05
Stock options	150,000	CAD$ 0.25	January 8, 2019	3.19
Stock options	300,000	CAD$ 0.25	May 23, 2019	3.56
Stock options	150,000	CAD$ 0.25	December 16, 2017	2.13
Stock options	1,975,000	CAD$ 0.25	January 19, 2020	4.25
Stock options	200,000	CAD$ 0.25	August 4, 2020	4.76
(1)	Subsequent to October 31, 2015, these options expired unexercised.

Non-Employee Stock Options

In accordance with the guidance of ASC 815-40-15, stock options awarded to non-employees that are fully vested and exercisable in Canadian dollars are required to be accounted for as derivative liabilities because they are considered not to be indexed to the Company’s stock due to their exercise price being denominated in a currency other than the Company’s functional currency. Stock options awarded to non-employees that are not vested are accounted for as equity awards until the terms associated with their vesting requirements have been met. As at October 31, 2015, there are 25,000 non-employee stock option awards that have not vested (April 30, 2015 – 112,500).

The non-employee stock options are accounted for at their respective fair values and are summarized as follows for the six months ended October 31, 2015 and 2014:

	2015 $	2014 $

Fair value of non-employee options, beginning of the period	116,615	68,859
Fair value of non-employee options, at vesting	40,178	51,809
Change in fair value of non-employee stock options during the period	5,749	(28,247)

Fair value of non-employee options, end of the period	162,542	92,421

The Company determined the fair value of its non-employee stock options as at October 31, 2015 and April 30, 2015 using the Black-Scholes option pricing model with the following weighted average assumptions:

	October 31, 2015	April 30, 2015

Stock price (CAD$)	0.28	0.25
Exercise price (CAD$)	0.21	0.19
Risk-free interest rate (%)	1.18	1.23
Expected life (years)	3.50	3.82
Expected volatility (%)	101	101
Expected dividends ($)	Nil	Nil

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

I-Minerals Inc. Notes to the Condensed Consolidated Financial Statements For the six months ended October 31, 2015
(Unaudited - Expressed in US dollars except where otherwise indicated)

As at October 31, 2015, the unamortized compensation cost of options is $45,494 and the intrinsic value of options expected to vest is $172,080 (CAD$225,000).

Share-based payments are classified in the Company’s Statement of Loss during the six months ended October 31, 2015 and 2014 as follows:

	2015 $	2014 $

Management and consulting fees	35,653	62,617

	35,653	62,617

d)	Share purchase warrants:

A summary of fully-exercisable share purchase warrants as at October 31, 2015 and April 30, 2015 and the changes for the periods then ended are as follows:

	Number Outstanding		Weighted Average Exercise Price

Balance at April 30, 2015	24,555,595	CAD$	0.37
Issued	1,042,754	CAD$	0.25

Balance at October 31, 2015	25,598,349	CAD$	0.37

Summary of warrants outstanding and issuable at October 31, 2015:

Security	Number Outstanding	Exercise Price	Expiry Date

Warrants	1,550,000	CAD$ 0.40	January 31, 2017
Warrants	200,000	CAD$ 0.25	January 31, 2016
Warrants	20,000,000	CAD$ 0.40	April 29, 2016
Warrants	667,520	CAD$ 0.14	December 1, 2016(1)
Warrants	122,142	CAD$ 0.14266	December 1, 2016(1)
Warrants	104,119	CAD$ 0.165	December 1, 2016(1)
Warrants	76,723	CAD$ 0.17	December 1, 2016(1)
Warrants	87,818	CAD$ 0.17223	December 1, 2016(1)
Warrants	111,762	CAD$ 0.185	December 1, 2016(1)
Warrants	132,208	CAD$ 0.217	December 1, 2016(1)
Warrants	62,002	CAD$ 0.222	December 1, 2016(1)
Warrants	58,181	CAD$ 0.225	December 1, 2016(1)
Warrants	165,326	CAD$ 0.23	December 1, 2016(1)
Warrants	51,202	CAD$ 0.25	December 1, 2016(1)
Warrants	92,357	CAD$ 0.276	December 1, 2016(1)
Warrants	200,091	CAD$ 0.28	December 1, 2016(1)
Warrants	45,439	CAD$ 0.29	December 1, 2016(1)
Warrants	96,261	CAD$ 0.292	December 1, 2016(1)
Warrants	52,459	CAD$ 0.305	December 1, 2016(1)
Warrants	730,848	CAD$ 0.22	December 31, 2018(1)
Warrants	242,545	CAD$ 0.23	December 31, 2018(1)
Warrants	194,344	CAD$ 0.24	December 31, 2018(1)
Warrants	37,203	CAD$ 0.245	December 31, 2018(1)
Warrants	192,206	CAD$ 0.259	December 31, 2018(1)
Warrants	126,843	CAD$ 0.265	December 31, 2018(1)
Warrants	198,750	CAD$ 0.272	December 31, 2018(1)

Notes:
(1)	The warrants are exercisable until the earlier of the date disclosed or the date that the promissory note or second promissory note advance, including interest, is repaid (Notes 5 and 6).

I-Minerals Inc. Notes to the Condensed Consolidated Financial Statements For the six months ended October 31, 2015
(Unaudited - Expressed in US dollars except where otherwise indicated)

9.	RELATED PARTY TRANSACTIONS:

During the six months ended October 31, 2015, the Company settled $395,665 of interest payable on the Promissory Notes and Second Promissory Notes owed to a company controlled by a Director by issuing 2,267,685 common shares at the fair value of $427,177 (Notes 5 and 6).

During the six months ended October 31, 2015, management and consulting fees of $47,963 (2014 - $29,669) were charged by RJG Capital Corporation, a wholly-owned company of W. Barry Girling, Director. Wayne Moorhouse, Director, charged $1,565 (2014 - $nil) in management and consulting fees. $12,710 (2014 - $23,044) was charged by Malaspina Consultants Inc. for the services of Matt Anderson, CFO, and are included in professional fees.

Included in accounts payable and accrued liabilities are amounts owed to directors or officers or companies controlled by them. As at October 31, 2015, the amount was $177,860 (April 30, 2015 – $175,789). All amounts are non-interest bearing, unsecured, and due on demand.

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

Investing and financing activities that affect recognized assets or liabilities but that do not result in cash receipts or cash payments are excluded from the condensed consolidated statements of cash flows. During the six months ended October 31, 2015, the following transactions were excluded from the condensed consolidated statement of cash flows:

a)	The issuance by the Company of 1,980,840 common shares at the fair value of $373,142 as payment of interest on the Promissory Notes;

b)	The issuance by the Company of 286,845 common shares at the fair value of $54,035 as payment of interest on the Second Promissory Notes; and,

c)	The commitment to issue 1,042,754 common shares at the fair value of $247,872 and 1,042,754 warrants at the fair value of $130,347 pursuant to the Second Promissory Notes.

I-Minerals Inc. Notes to the Condensed Consolidated Financial Statements For the six months ended October 31, 2015
(Unaudited - Expressed in US dollars except where otherwise indicated)

During the six months ended October 31, 2014, the following transactions were excluded from the condensed consolidated statement of cash flows:

a)	The issuance by the Company of 741,233 common shares at the fair value of $152,701 as payment of interest on the Promissory Notes; and,

b)	The commitment to issue of 329,446 common shares at the fair value of $72,000 and 329,446 warrants at the fair value of $44,601 pursuant to the Promissory Notes.

12.	SUBSEQUENT EVENTS:

Subsequent to October 31, 2015:

a)	On December 1, 2015, the Company entered into an amending agreement to the Second Promissory Notes whereby BV Lending agreed to advance an additional $1,000,000 with all of the other terms and conditions of the Second Promissory Notes remaining in effect.

b)	The Company received an aggregate of $240,000 of Second Promissory Notes (Note 6).

c)	On June 6, 2014, the Company was named as a defendant in a lawsuit in Latah County, State of Idaho (the “Latah County Lawsuit”). The plaintiffs who filed the Latah County Lawsuit, Hoodoo Resources, LLC (“Hoodoo”) and Brent Thomson as trustee for the Brent Thomson Family Trust (the “Thomson Family Trust”) (collectively referred to as the “Plaintiffs”), alleged both direct claims and derivative claims on behalf of Idaho Industrial Minerals, LLC (“IIM”). The derivative claims alleged by the Plaintiffs against the Company seeked damages for breach of the terms of the August 10, 2001 agreement, as amended, between the Company and IIM (the “IIM Agreement”) and the return of the Idaho state mineral leases of the Helmer-Bovill Property to IIM.

During the six months ended October 31, 2015, a court-ordered mediation was held. The mediation was successful and all parties entered into an agreement in principle to settle the parties’ claims against one another that was documented in a Binding Settlement Term Sheet whereby the Company agreed to pay $100,000 (accrued in accounts payable and accrued liabilities) of the Plaintiffs legal fees and the Plaintiffs agreed to dismiss the Latah County Lawsuit. On December 2, 2015, the Latah County Lawsuit was dismissed and the Company paid a total of $100,000.

Item 2.  Management’s discussion and analysis of financial condition and results of operations

Cautionary Note Regarding Forward-Looking Statements

Certain statements contained in this Quarterly Report constitute "forward-looking statements.” These statements, identified by words such as “plan,” "anticipate,” "believe,” "estimate,” "should,” "expect" and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. Forward-looking statements involve known and unknown risks, uncertainties, assumptions and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Such factors include, among others, general business, economic, competitive, political and social uncertainties; the actual results of current exploration activities; changes in project parameters as plans continue to be refined; changes in labour costs or other costs of production; future mineral prices; equipment or processes to operate as anticipated; accidents, labour disputes and other risks of the mining industry, including but not limited to environmental hazards, cave-ins, pit-wall failures, flooding, rock bursts and other acts of God or unfavourable operating conditions and losses; delays in obtaining governmental approvals or financing or in the completion of development or construction activities, as well as those factors discussed in the section titled "Risk Factors" in our Annual Report on Form 10-K which was filed with the SEC on July 28, 2015.

Forward looking statements are based on a number of material factors and assumptions, including the results of exploration and drilling activities, the availability and final receipt of required approvals, licenses and permits, that sufficient working capital is available to complete proposed exploration and drilling activities, that contracted parties provide goods and/or services on the agreed time frames, the equipment necessary for exploration is available as scheduled and does not incur unforeseen break downs, that no labour shortages or delays are incurred and that no unusual geological or technical problems occur. While we consider these assumptions may be reasonable based on information currently available to it, they may prove to be incorrect. Actual results may vary from such forward-looking information for a variety of reasons, including but not limited to risks and uncertainties disclosed in the section titled "Risk Factors" in our Annual Report on Form 10-K which was filed with the SEC on July 28, 2015.

We intend to discuss in our Quarterly Reports and Annual Reports any events or circumstances that occurred during the period to which such documents relate that are reasonably likely to cause actual events or circumstances to differ materially from those disclosed in this registration statement. New factors emerge from time to time, and it is not possible for management to predict all of such factors and to assess in advance the impact of each such factor on our business or the extent to which any factor, or combination of such factors, may cause actual results to differ materially from those contained in any forwarding looking statement.

Cautionary Note to U.S. Note to U.S. Investors Regarding Estimates of Measured, Indicated and Inferred Resources and Proven and Probable Reserves

The terms “mineral reserve”, “proven mineral reserve” and “probable mineral reserve” are Canadian mining terms as defined in accordance with Canadian National Instrument 43-101 – Standards of Disclosure for Mineral Projects (“NI 43-101”) and the Canadian Institute of Mining, Metallurgy and Petroleum (the “CIM”) – CIM Definition Standards on Mineral Resources and Mineral Reserves, adopted by the CIM Council, as amended (the “CIM Definition Standards”). These definitions differ from the definitions in the United States Securities and Exchange Commission (“SEC”) Industry Guide 7 (“SEC Industry Guide 7”) under the United States Securities Act of 1933, as amended (the “Securities Act”). Under SEC Industry Guide 7 standards, a “final” or “bankable” feasibility study is required to report reserves, the three-year historical average price is used in any reserve or cash flow analysis to designate reserves, and the primary environmental analysis or report must be filed with the appropriate governmental authority.

In addition, the terms “mineral resource”, “measured mineral resource”, “indicated mineral resource” and “inferred mineral resource” are defined in and required to be disclosed by NI 43-101; however, these terms are not defined terms under SEC Industry Guide 7 and are normally not permitted to be used in reports and registration statements filed with the SEC. Investors are cautioned not to assume that all or any part of a mineral deposit in these categories will ever be converted into reserves. “Inferred mineral resources” have a great amount of uncertainty as to their existence, and great uncertainty as to their economic and legal feasibility. It cannot be assumed that all, or any part, of an inferred mineral resource will ever be upgraded to a higher category. Under Canadian rules, estimates of inferred mineral resources may not form the basis of feasibility or pre-feasibility studies, except in rare cases. Investors are cautioned not to assume that all or any part of an inferred mineral resource exists or is economically or legally mineable. Disclosure of unit measures in a resource is permitted disclosure under Canadian regulations; however, the SEC only permits issuers to report mineralization that does not constitute “reserves” by SEC standards as in place tonnage and grade without reference to unit measures.

Accordingly, information contained in this Quarterly Report and the documents incorporated by reference herein contain descriptions of our mineral deposits that may not be comparable to similar information made public by U.S. companies subject to the reporting and disclosure requirements under the United States federal securities laws and the rules and regulations thereunder.

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

The Bovill Kaolin Project

Our lead project, the Bovill Kaolin Project, is a strategically located long term resource of high purity quartz, potassium feldspar (“K-spar”), halloysite and kaolin formed through weathering of a border phase of the Idaho Batholith causing all minerals to be contained within a fine white clay-sand mixture referred to as “primary clay.” The Bovill Kaolin Project is located within 3 miles of state highways with electricity and natural gas already at the property boundary.

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

In June 2014, we completed an updated pre-feasibility study on the Bovill Kaolin Project (the “2014 PFS”), which included the following highlights:

•  Updated Measured and Indicated Resource Estimate
           •  Measured Resources of 3.3 million tons containing 76.1% quartz/K-spar sand, 12.7% Kaolinite and 4.5% Halloysite.
           •  Indicated Resources of 7.9 million tons containing 74.4% quartz/K-spar sand, 15.6% Kaolinite and 2.7% Halloysite.
           •  358,000 tons of contained halloysite, 1,657,600 tons of contained kaolinite and 8,407,000 tons of contained quartz/K-spar.

•  Mineral Reserve Estimate

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

•  Economic Analysis
           •  US$330 million Pre-Tax NPV; US$212 million After Tax NPV using a 6% discount rate.
           •  38.2% Pre-Tax IRR; 30.5% After Tax IRR.
           •  Initial Capital Cost of $72.7 million and Total Life of Mine capital costs $90.8 million.
           •  Life of Mine in excess of 25 years with a stripping ratio of 0.69:1 (waste:ore).
           •  3 year estimated after tax payback.

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

Settlement Agreement

On December 2, 2015, we received final court approval of its settlement of the lawsuit against us by Idaho Industrial Minerals, LLC (“IIM”), Hoodoo Resources, LLC (“Hoodoo”), the principal of Hoodoo, Robert Lemke (“Lemke”), Brent Thomson (“Thomson”) and The Thomson Family Trust (the “Thomson Trust”) (IIM, Hoodoo, Lemke, Thomson and the Thomson Trust collectively referred to as the “Plaintiffs”) in Latah County, Idaho.

The terms of the settlement are set forth in a formal definitive settlement agreement (the “Settlement Agreement”) among the Plaintiffs, the Estate of Philip Nisbet, Allen Ball (“Ball”), the Allen Ball and Connie Ball Family Trust (the “Ball Trust”), Ball Ventures, LLC (“BV”) and BV Natural Resources, LLC (“BVNR”) (Ball, the Ball Trust, BV and BVNR collectively referred to as the “Ball Entities”) and Northwest Kaolin, Inc. (“NWK”).  In addition to the Latah County lawsuit, two additional lawsuits received court approval and dismissal: the lawsuit between the Ball Entities and the Plaintiffs filed in Ada County, Idaho; and the lawsuit between the Ball Entities and the Plaintiffs filed in Nez Perce County, Idaho.

Under the terms of the Settlement Agreement, we paid IIM the sum of $100,000 in exchange for a full release and dismissal with prejudice of the claims made against us by the Plaintiffs, as well as the acknowledgement by IIM and NWK that we are the sole owner of the mineral leases that make up our Helmer-Bovill property.

Also under the Settlement Agreement, BVNR, an entity controlled by Allen Ball, one of our directors and a member of IIM, has agreed to grant to IIM options to purchase certain of our common shares owned by BVNR.  The option grant by BVNR to IIM is separate and apart from the payment to be made by us to IIM, and does not affect the rights and obligations of us under the Settlement Agreement.  However, we have agreed to file a registration statement with the United States Securities and Exchange Commission for the resale of our common shares by BVNR to IIM as a result of the options.

Plan of Operation

During the next twelve months, our plan of operation is to complete a feasibility study on our Bovill Kaolin Project and to continue production at our WBL Tailings Project.

Feasibility Study of the Bovill Kaolin Project

As recommended in the 2014 PFS, in January 2015 we commenced the feasibility study of the Bovill Kaolin Project. In order to bring the Bovill Kaolin Project to feasibility, we have or will be required to undertake additional exploration and drilling, complete mining, tailings and environmental studies and complete additional material testing. The feasibility study is currently approximately 85% complete and we anticipate that initial results will be available in early 2016 with the formal document completed in the first quarter of calendar 2016 at an estimated cost of US$4,346,000.

Outlook

Our focus continues to be the detailed assessment of all of our mineral assets and advancing the Bovill Kaolin Project, part of the Bovill Kaolin Project, towards production. With the updated PFS completed in June 2014, the next step is additional permitting activities and ultimately the completion of a full feasibility study. We have completed sufficient drilling at sufficiently close drill hole spacing to allow for the calculation of measured and indicated resources at Kelly’s Hump and Middle Ridge. These resources were upgraded to probable and proven reserves with an expected 25 year mine life as part of the PFS process.

Permitting is scheduled to be completed within three months of completion of the feasibility study.  A second bulk sample has been sent to Ginn Mineral Research with separation of the clay minerals (kaolin and halloysite) underway.  Processing of the sand fraction (quartz and K-spar) from the initial bulk sample is continuing at the Minerals Research laboratory at North Carolina State University.  Metallurgical work on the K-spar is complete with quartz flotation ongoing.  The purpose of the current round of pilot scale separations is to confirm grades and separation characteristics of all areas of the deposits and provide samples for melt tests and customer tests.  The processing of the initial bulk sample at Ginn Mineral Research to create halloysite and metakaolin products is complete and the processing of the second sample should be completed by the end of calendar 2015.  The processing to create K-spar and quartz products at MRL is ongoing with the K-spar portion of the pilot plant complete and the processing of the quartz fraction ongoing with completion expected by early calendar 2016.

Based upon opportunities identified in the Charles Rivers report, internal marketing efforts and customer leads generated through the website, strong interest has been generated in all of the Company’s mineral products with ever increasing interest in the K-spar.  Samples continue to be sent to customers for testing and the response has generally been very favorable.

Results of Operation

Six months ended October 31, 2015

We recorded a loss of $2,772,264 ($0.03 per share) for the six months ended October 31, 2015 as compared to income of $348,835 ($0.00 per share) for the six months ended October 31, 2014.  The increase in the loss recorded in the six months ended October 31, 2015 as compared to the income in the six months ended October 31, 2014 is the net result of changes to a number of expenses.  The income in the prior period was due to the change in fair value of derivative liabilities as explained below.  Of note are the following items:

  Management and consulting fees of $97,201 (2014 - $93,236) are comprised of fees to manage our Company and stock-based compensation.  The stock-based compensation recognized in the current period was $35,653 (2014 - $62,617).  Approximately half of the fees to manage our Company are charged to management and consulting fees and the other half is charged to mineral property expenditures.
  Mineral property expenditures of $1,534,536 (2014 - $654,084) are costs incurred on our Helmer-Bovill Property.  The main expenses incurred during the current period included engineering and consulting ($935,192) and mineral analysis and processing ($312,127).  We were working on completing a feasibility study during the current period.  In the prior period, the Company incurred $163,950 of engineering and consulting expenditures and mineral analysis and processing of $284,934 as part of updating the pre-feasibility study.
  General and miscellaneous expenses of $292,053 (2014 - $154,148) are comprised of office and telephone expenses, payroll taxes, medical benefits, insurance premiums, travel expenses, promotional expenses, shareholder communication fees, transfer agent fees and filing fees.  The increase during the current period was due primarily to an increase marketing activities of our property as well as investor relations activities.

  Professional fees of $273,122 (2014 - $363,275) include legal fees, audit fees and financial consulting fees.  The decrease in fees in the current period was due to the transition from IFRS to US GAAP during the prior period, as well as a reduction of legal fees relating to the IIM litigation and legal fees relating to the Unimin Temporary Restraining Order.
  Loss on settlement of liabilities of $31,512 (2014 – $nil) represents the change in fair value of common shares between the date the Company agreed to settled liabilities for common shares and the date that the common shares were ultimately issued.  The Company used common shares to settle interest payable pursuant to promissory notes and second promissory notes.
  Accretion expense of $163,032 (2014 - $48,742) is the amortization of the fair value of bonus shares and bonus warrants issued to the lender of the promissory notes and the second promissory notes.  The bonus shares and bonus warrants are amortized over the life of the promissory notes.
  Interest expense of $536,347 (2014 - $312,102) is from promissory notes and second promissory notes that bear interest at a rate of 12% per year.  Interest increased as additional funds were advanced.
  We recorded a gain on change in fair value of derivative liabilities of $157,329 (2014 – gain of $1,975,705).  The change in fair value of derivative liabilities is based on the change in remaining term of derivative instruments and our stock price.  The derivatives include warrants as well as stock options granted to non-employees.  The derivative liabilities do not represent cash liabilities.

Three months ended October 31, 2015

We recorded a loss of $1,112,797 ($0.01 per share) for the three months ended October 31, 2015 as compared to income of $295,931 ($0.00 per share) for the three months ended October 31, 2014. The decrease in the loss recorded in the three months ended October 31, 2015 as compared to the income in the three months ended October 31, 2014 is the net result of changes to a number of expense items as noted above under the six months ended October 31, 2015 and 2014. The income in the prior period was due to the change in fair value of derivative liabilities as explained above. Management and consulting fees of $65,683 (2014 - $18,241) increased due to an increase in stock-based compensation recognized during the current period.

Liquidity and Capital Resources

Our aggregate operating, investing and financing activities during the six months ended October 31, 2015 resulted in a net cash inflow of $588,913 (2014 – outflow of $233,642).  As at October 31, 2015, we had working capital deficiency of $20,141, including cash of $860,953.

During the six months ended October 31, 2015, we used $2,697,321 on cash flows from operations before changes in non-cash operating working capital items (2014 - $1,512,689).  The increase in these cash flows was due primarily to an increase in mineral property expenditures.  During the six months ended October 31, 2015, we spent $nil on investing activities (2014 - $6,204) and we received $2,600,000 from financing activities (2014 - $909,185).

We are being financed by advances pursuant to Promissory Notes and Second Promissory Notes advanced by BV Lending LLC, an entity controlled by Allen L. Ball, a member of our Board of Directors and our largest shareholder.  BV Lending agreed to advance up to $5,787,280 pursuant to the Promissory Notes.  The final advance pursuant to the Promissory Notes was received in January 2015 and the balance due at October 31, 2015 was $5,787,280.  On February 18, 2015, we entered into the Second Promissory Notes with BV Lending pursuant to which BV Lending agreed to advance up to an additional $4,463,000.  The balance due pursuant to the Second Promissory Notes at October 31, 2015 was $4,217,000.  On November 20, 2015, the Second Promissory Notes were amended with BV Lending agreeing to an advance an additional $1,000,000.

The Promissory Notes are due as to $3,000,000 on December 2, 2016 and the balance due on December 31, 2016.  Certain conditions may result in early repayment.

The Second Promissory Notes mature as to $1,000,000 on December 2, 2016, $2,000,000 on June 2, 2017 and the balance due on December 2, 2017.  Certain conditions may result in early repayment.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable

Item 4. Controls and Procedures.

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of October 31, 2015. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of October 31, 2015.  There were no material changes in the Company’s internal control over financial reporting during the second quarter of 2016.

Part II – OTHER INFORMATION

Item 1. Legal Proceedings.

Derivative Complaint

We were named as a defendant in a lawsuit in Latah County, State of Idaho, Case No. CV 2014-1306 (the “Latah County Lawsuit ”).  The plaintiffs who filed the Latah County Lawsuit, Hoodoo Resources, LLC (“Hoodoo ”) and Brent Thomson as trustee for the Brent Thomson Family Trust (the “Thomson Family Trust ”) (Hoodoo and the Thomson Family Trust are sometimes collectively referred to as the “Plaintiffs ”), alleged both direct claims and derivative claims on behalf of Idaho Industrial Minerals, LLC (“IIM ”).  The Plaintiffs’ claims were initially brought on June 6, 2014, as third-party claims in response to a complaint filed against Hoodoo and the Thomson Family Trust by another IIM member, the Selling Security Holder, which owns a 25% interest in IIM.  The Selling Security Holder’s lawsuit against Hoodoo and the Thomson Family Trust was filed in Ada County , State of Idaho, Case No. CV OC 1401549. The Selling Security Holder has also filed a separate action against the Plaintiffs in Nez Perce County, State of Idaho, Case No. CV 14 02312.

On December 2, 2015, all of the foregoing lawsuits were settled pursuant to the terms of the Settlement Agreement.  Under the terms of the Settlement Agreement, we paid IIM the aggregate sum of $100,000 (the “I-Minerals Payment”) for the release of any and all claims made against us under the lawsuits by the Ball Entities and the Plaintiffs.  In addition, IIM and NWK have expressly acknowledged and agreed that, upon receipt of the I-Minerals Payment, we have fulfilled all of our duties and obligations under the terms of the IIM Agreement relating to our Helmer-Bovill Property, and that any and all rights and claims of IIM and NWK to the mineral leases making up the Helmer-Bovill Property will be released and extinguished.  See “Settlement Agreement”.

Legal Action against Unimin

In July, 2014, we announced the engagement of Dr. Thomas Gallo, a former employee of Unimin Corporation (“Unimin”), as a consultant to oversee our ceramic test work and market development.  On August 13, 2014, Unimin obtained a Temporary Restraining Order which restrained and enjoined Dr. Gallo from disclosing to us specifications of Unimin’s process in producing high purity quartz.  On September 17, 2014, the North Carolina Court of Justice denied Unimin’s Motion for a Preliminary Injunction (the “P.I. Motion”) pursuant to Rule 65 of the North Carolina Rules of Civil Procedure and determined “Unimin has failed to present sufficient evidence to show that it is will succeed on the merits of its claims.”  On December 2, 2014, Unimin filed a voluntary dismissal of its lawsuit against the Company and Dr. Gallo.

On March 24, 2015, we filed a suit for Abuse of Process, Malicious Prosecution and Unfair and Deceptive Trade Practices against Unimin arising out of the dismissed Injunction Action.  All three claims are centered around I-Minerals’ contention that under the guise of a lawsuit to protect Unimin’s confidential, proprietary, and/or trade secret information, Unimin was actually attempting to gain information and documents from competitors, to interfere with the business relationships of competitors, to stifle lawful market competition, and to prevent Dr. Gallo from plying his general skills and knowledge in manufacturing high purity quartz.  Unimin sought a Motion to Dismiss, but on September 18, 2015, Unimin’s efforts failed.  In the words of Judge Max O. Connor of the United States District Court for the Western District of North Carolina: “The court finds that such allegations are more than sufficient to plausibly allege willful acts whereby Defendants allegedly sought to use the existence of the proceeding to gain advantage of the plaintiff in respect to a collateral matter.”

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

Item 3. Defaults upon senior securities

None

Item 4. Mine Safety Disclosures.

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act (The “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the six months ended October 31, 2015, our U.S. exploration properties were not subject to regulation by the Federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977 (the "Mine Act").

Item 5. Other Information.

None.

Item 6. Exhibits

3.1	Certificate of Continuation.(2)
3.2	Articles of Continuance.(2)
3.3	Certificate of Amendment.(2)
3.4	Articles of Amendment.(2)
3.5	By-Laws.(2)
10.1	Assignment Agreement with Contingent Right of Reverter dated August 10, 2002, between the Company, Idaho Industrial Minerals, LLC and Northwest Kaolin Inc.(2)
10.2	Amendment and Ratifications of Assignment Agreement with Contingent Right of Reverter dated August 10, 2005, between the Company, Idaho Industrial Minerals, LLC and Northwest Kaolin Inc.(2)
10.3	Second Amendment and Ratifications of Assignment Agreement with Contingent Right of Reverter dated August 10, 2005, between the Company, Idaho Industrial Minerals, LLC and Northwest Kaolin Inc.(2)
10.4	Third Amendment and Ratifications of Assignment Agreement with Contingent Right of Reverter dated August 10, 2008, between the Company, Idaho Industrial Minerals, LLC and Northwest Kaolin Inc.(2)
10.5	Fourth Amendment and Ratifications of Assignment Agreement with Contingent Right of Reverter dated January 1, 2010, between the Company, Idaho Industrial Minerals, LLC and Northwest Kaolin Inc.(2)
10.6	Employment Agreement dated April 1, 2013 between the Company and Thomas M. Conway.(2)
10.7	Loan Agreement dated September 13, 2013 between the Company and BV Lending LLC.(2)
10.8	Stock Option Plan.(1)
10.9	Sales Agreement dated April 28, 2014 between I-Minerals USA, Inc. and Pre-Mix, Inc.(2)
10.10	Loan Agreement dated February 18, 2015 between the Company and BV Lending LLC.(3)
10.11	Amendment Agreement dated December 1, 2015 between the Company and BV Lending LLC.(4)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (Rule 13a-14 and 15d-14 of the Exchange Act)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (Rule 13a-14 and 15d-14 of the Exchange Act)
32.1	Certification of Chief Executive Officer pursuant to pursuant to Section 1350 of Title 18 of the United States Code
32.2	Certification of Chief Financial Officer pursuant to pursuant to Section 1350 of Title 18 of the United States Code

Notes:
(1)	Filed as an exhibit to our Registration Statement on Form 10 filed with the SEC on November 17, 2014.
(2)	Filed as an exhibit to our Registration Statement on Form 10/A filed with the SEC on December 24, 2014.
(3)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on March 11, 2015.
(4)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on December 7, 2015.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

I-MINERALS INC.

Date:	December 15, 2015	By:	/s/ Thomas M. Conway
THOMAS M. CONWAY
Chief Executive Officer and President
(Principal Executive Officer)

Date:	December 15, 2015	By:	/s/ Matthew Anderson
MATTHEW ANDERSON
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)