Form 10-Q
period 2016-01-31
I-Minerals Inc
filed 2016-03-15
CIK 1405663

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: January 31, 2016

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
Yes [  ] No [X]

As of March 14, 2016, the registrant had 86,328,952 outstanding shares of common stock.

I-Minerals Inc.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

I-Minerals Inc.

Condensed Consolidated Financial Statements
For the nine months ended January 31, 2016
(Unaudited - Expressed in US dollars)

I-Minerals Inc. Condensed Consolidated Balance Sheets
(Unaudited - Expressed in US dollars)

	Notes	January 31, 2016 $	April 30, 2015 $
ASSETS
Current assets
Cash		206,937	272,040
Receivables		37,707	33,500
Prepaids		141,026	252,819
		385,670	558,359

Equipment		11,635	14,632
Mineral property interest	3	305,850	305,850
Deposits		14,932	14,932

TOTAL ASSETS		718,087	893,773

LIABILITIES
Current liabilities
Accounts payable and accrued liabilities	4,9	770,672	876,844
		770,672	876,844

Promissory notes	5	5,644,578	5,543,991
Second promissory notes	6	4,188,780	1,432,565
Derivative liabilities	2,7,8	780,020	1,245,456
TOTAL LIABILITIES		11,384,050	9,098,856

CAPITAL DEFICIT
Capital Stock
Authorized:
Unlimited common shares with no par value
Issued and fully paid: 86,328,952 (April 30, 2015 - 79,255,728)	8	17,963,265	16,586,067
Additional paid-in capital		1,839,639	1,827,780
Commitment to issue shares	5,6	21,327	136,735
Deficit		(30,490,194)	(26,755,665)
TOTAL CAPITAL DEFICIT		(10,665,963)	(8,205,083)

TOTAL LIABILITIES AND CAPITAL DEFICIT		718,087	893,773

On behalf of the Board

“Thomas M. Conway”	Director	“W. Barry Girling”	Director

The accompanying notes are an integral part of these condensed consolidated financial statements.

I-Minerals Inc. Condensed Consolidated Statements of Loss
(Unaudited - Expressed in US dollars)

		Three months ended January 31,		Nine months ended January 31,
	Notes	2016 $	2015 $	2016 $	2015 $

OPERATING EXPENSES
Amortization		922	1,416	2,997	4,238
Management and consulting fees	8,9	53,145	272,913	150,346	366,149
Mineral property expenditures		848,075	464,615	2,382,611	1,118,699
General and miscellaneous		120,214	117,315	412,267	271,463
Professional fees		36,028	120,933	309,150	484,208

		(1,058,384)	(977,192)	(3,257,371)	(2,244,757)
OTHER (EXPENSE) INCOME
Foreign exchange (loss) gain		(646)	3,774	(361)	5,313
Loss on settlement of liabilities	5,6	-	-	(31,512)	-
Accretion expense	5,6	(98,711)	(35,806)	(261,743)	(84,548)
Interest expense	5,6	(306,882)	(173,061)	(843,229)	(485,163)
Change in fair value of derivative liabilities	2,7,8	502,358	754,598	659,687	2,730,303

LOSS FOR THE PERIOD		(962,265)	(427,687)	(3,734,529)	(78,852)

Loss per share – basic and diluted		(0.01)	(0.01)	(0.05)	(0.00)

Weighted average number of shares outstanding		84,367,010	78,158,611	82,311,551	77,055,768

The accompanying notes are an integral part of these condensed consolidated financial statements.

I-Minerals Inc. Condensed Consolidated Statements of Cash Flows For the nine months ended January 31, 2016 and 2015
(Unaudited - Expressed in US dollars)

	2016 $	2015 $
OPERATING ACTIVITIES
Loss for the period	(3,734,529)	(78,852)
Items not involving cash:
Amortization	2,997	4,238
Stock-based compensation	34,900	294,186
Loss on settlement of liabilities	31,512	-
Accretion expense	261,743	84,548
Change in fair value of derivative liabilities	(659,687)	(2,730,303)
Change in non-cash operating working capital items:
Receivables	(4,207)	(176,893)
Prepaids	111,793	(59,410)
Accounts payable and accrued liabilities	845,926	661,025

Cash flows used in operating activities	(3,109,552)	(2,001,461)

INVESTING ACTIVITIES
Deposits paid	-	(6,204)
Purchase of equipment	-	(804)

Cash flows used in investing activities	-	(7,008)

FINANCING ACTIVITIES
Proceeds from exercise of stock options and warrants	4,449	9,185
Promissory notes received	-	1,233,000
Second promissory notes received	3,040,000	217,000

Cash flows from financing activities	3,044,449	1,459,185

DECREASE IN CASH	(65,103)	(549,284)

CASH, BEGINNING OF THE PERIOD	272,040	604,936

CASH, END OF THE PERIOD	206,937	55,652

SUPPLEMENTAL CASH FLOW INFORMATION (Note 11)

Interest paid	-	-
Taxes paid	-	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

I-Minerals Inc. Condensed Consolidated Statements of Capital Deficit For the nine months ended January 31, 2015
(Unaudited - Expressed in US dollars)

	Number of Shares #	Amount $	Commitment to Issue Shares $	Additional Paid-in Capital $	Accumulated Deficit $	Total Capital Deficit $

Balance at April 30, 2015	79,255,728	16,586,067	136,735	1,827,780	(26,755,665)	(8,205,083)

Issued during the period:
Shares issued as a debt discount	1,832,108	409,031	(136,735)	-	-	272,296
Shares issuable as a debt discount	-	-	21,327	-	-	21,327
Shares issued to settle accounts payable and accrued liabilities	5,216,116	963,718	-	19,892	-	983,610
Shares issued on exercise of warrants	25,000	4,449	-	-	-	4,449
Share-based payments – vesting	-	-	-	3,333	-	3,333
Reallocation of vested options to liabilities	-	-	-	(11,366)	-	(11,366)
Loss for the period	-	-	-	-	(3,734,529)	(3,734,529)

Balance at January 31, 2016	86,328,952	17,963,265	21,327	1,839,639	(30,490,194)	(10,665,963)

The accompanying notes are an integral part of these condensed consolidated financial statements.

I-Minerals Inc. Notes to the Condensed Consolidated Financial Statements For the nine months ended January 31, 2016
(Unaudited - Expressed in US dollars except where otherwise indicated)

1.	NATURE OF BUSINESS AND BASIS OF PRESENTATION AND LIQUIDITY:

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

Basis of Presentation and Liquidity

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information as well as Article 10 of Regulation S-X on the basis that the Company will continue as a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for the next year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At January 31, 2016, the Company had not yet achieved profitable operations, had an accumulated deficit of $30,490,194 since inception and expects to incur further losses in the development of its business, all of which casts substantial doubt upon the Company’s ability to continue as a going concern and, therefore, that it may be unable to realize its assets and discharge its liabilities in the normal course of business.

Accordingly, the financial statements do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of our management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included. Operating results for the nine months ended January 31, 2016 are not necessarily indicative of the results that may be expected for the full year ending April 30, 2016. All amounts presented are in US dollars except where otherwise indicated. For further information refer to the financial statements and footnotes thereto for the year ended April 30, 2015 included in the Company’s Annual Report on Form 10-K filed on July 28, 2015.

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

Financial Instruments and Fair Value Measures

The book value of cash, accounts receivable, accounts payable and accrued liabilities approximate their fair values due to the immediate or short-term maturity of those instruments. The fair value hierarchy under US GAAP is based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

I-Minerals Inc. Notes to the Condensed Consolidated Financial Statements For the nine months ended January 31, 2016
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

The Company’s Promissory Notes and Second Promissory Notes are based on Level 2 inputs in the ASC 820 fair value hierarchy. The Company calculated the fair value of these instruments by discounting future cash flows using rates representative of current borrowing rates. At January 31, 2016, the Promissory Notes had a fair value of $5,603,841 (April 30, 2015 – $5,479,007) and the Second Promissory Notes had a fair value of $4,476,164 (April 30, 2015 - $1,532,123).

The Company had certain Level 3 liabilities required to be recorded at fair value on a recurring basis in accordance with US GAAP as at January 31, 2016 and April 30, 2015. As at January 31, 2016, the Company’s Level 3 liabilities consisted of the warrants issued in connection with the Company’s offering of equity units in a private placement and warrants issued as financing fees as well as the grant of share purchase options to non-employees.

The resulting Level 3 liabilities have no active market and are required to be measured at their fair value each reporting period based on information that is unobservable.

A summary of the Company’s Level 3 liabilities for the nine months ended January 31, 2016 and 2015 is as follows:

	January 31, 2016 $	January 31, 2015 $

Warrants (Note 7)

Beginning fair value	1,128,841	3,211,386
Issuance	151,318	70,878
Change in fair value	(631,185)	(2,686,359)
Ending fair value	648,974	595,905

Non-employee options (Note 8(c))

Beginning fair value	116,615	68,859
Vesting	42,933	70,000
Change in fair value	(28,502)	(43,944)
Ending fair value	131,046	94,915

Total Level 3 liabilities	780,020	690,820

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment). There were no assets or liabilities measured at fair value on a nonrecurring basis during the periods ended January 31, 2016 and April 30, 2015.

Earnings (Loss) Per Share

The basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. For the nine months ended January 31, 2016, loss per share excludes 30,414,438 (2015 – 29,288,934) potentially dilutive common shares (related to outstanding options and warrants) as their effect was anti-dilutive.

I-Minerals Inc. Notes to the Condensed Consolidated Financial Statements For the nine months ended January 31, 2016
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

4.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES:

	January 31, 2016 $	April 30, 2015 $

Trade payables	384,184	383,977
Amounts due to related parties (Note 9)	178,278	175,789
Interest payable on promissory notes and second promissory notes	208,210	317,078

Total accounts payable and accrued liabilities	770,672	876,844

5.	PROMISSORY NOTES:

	January 31, 2016 $	April 30, 2015 $

Promissory notes	5,644,578	5,543,991

Total promissory notes	5,644,578	5,543,991

I-Minerals Inc. Notes to the Condensed Consolidated Financial Statements For the nine months ended January 31, 2016
(Unaudited - Expressed in US dollars except where otherwise indicated)

On September 13, 2013 and January 27, 2014, the Company entered into agreements with a company controlled by a director of the Company (the “Lender”) pursuant to which $5,787,280 was advanced to the Company in tranches (the “Promissory Notes”). The Promissory Notes mature as to $3,000,000 on December 2, 2016 and the balance due on December 31, 2016. Certain conditions may result in early repayment including immediate repayment in the event a person currently not related to the Company acquires more than 40% of the outstanding common shares of the Company.

The following table outlines the estimated cash payments required in order to repay the principal balance of the Promissory Notes:

2016 $	2017 $	2018 $	2019 $	2020 $	Total $
-	5,787,280	-	-	-	5,787,280

The Promissory Notes bear interest at the rate of 12% per annum and during the nine months ended January 31, 2016, the Company recorded interest of $525,136 (2015 - $483,982). Interest is payable semi-annually as calculated on May 31st and November 30th. Interest is to be paid either in cash or in common shares at the option of the Lender. In July 2015, the Company settled $345,616 of interest payable on the Promissory Notes by the issuance of 1,980,840 common shares at the fair value of $373,142 based on their quoted market price at the date of issuance. Accordingly, the Company recorded a loss on settlement of liabilities of $27,526. The interest settled was for the period from December 1, 2014 to May 31, 2015. In December 2015, the Company settled $348,188 of interest payable by the issuance of 1,844,982 common shares at the fair value of $335,741. The Company recorded an increase in additional paid-in capital on extinguishment of debt of $12,447. The interest settled was for the period from June 1, 2015 to November 30, 2015.

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

During the nine months ended January 31, 2016, the Company issued 13,588 bonus shares to the Lender at the fair value of $2,640, based on their quoted market price at the date the advances were received. At April 30, 2015, the $2,640 was recorded in commitment to issue shares.

The aggregate finance fees (bonus shares and bonus warrants) are recorded against the Promissory Notes balance and are being amortized to the Statement of Loss over the life of the Promissory Notes, based on the later of the original maturity dates and one year after the resolution of the IIM litigation using the effective interest method. The unamortized debt discount as at January 31, 2016 is $142,702 (April 30, 2015 – $243,289).

The Promissory Notes are collateralized by the Company’s Helmer-Bovill Property.

I-Minerals Inc. Notes to the Condensed Consolidated Financial Statements For the nine months ended January 31, 2016
(Unaudited - Expressed in US dollars except where otherwise indicated)

6.	SECOND PROMISSORY NOTES:

	January 31, 2016 $	April 30, 2015 $

Second promissory notes	4,188,780	1,432,565

Total second promissory notes	4,188,780	1,432,565

On February 18, 2015, the Company entered into an agreement with a company controlled by a director of the Company (the “Lender”) pursuant to which up to $4,463,000 will be advanced to the Company in tranches (the “Second Promissory Notes”). On December 1, 2015, the Company entered into an amending agreement whereby the Lender agreed to advance an additional $1,000,000 in tranches. As at January 31, 2016, $4,657,000 had been advanced to the Company. The Second Promissory Notes mature as to $1,000,000 on December 2, 2016, $2,000,000 on June 2, 2017 and the balance due on December 2, 2017. Certain conditions may result in early repayment including immediate repayment in the event a person currently not related to the Company acquires more than 40% of the outstanding common shares of the Company. Debt issuance costs will be amortized over the estimated maturity life of the promissory notes.

The following table outlines the estimated cash payments required in order to repay the principal balance of the Second Promissory Notes:

2016 $	2017 $	2018 $	2019 $	2020 $	Total $
-	1,000,000	3,657,000	-	-	4,657,000

The Second Promissory Notes bear interest at the rate of 12% per annum and during nine months ended January 31, 2016, the Company recorded interest of $318,093 (2015 - $1,181). Interest is payable semi-annually as calculated on May 31st and November 30th. Interest is to be paid either in cash or in common shares at the option of the Lender. In July 2015, the Company settled $50,049 of interest payable on the Second Promissory Notes by the issuance of 286,845 common shares at the fair value of $54,035. Accordingly, the Company recorded a loss on settlement of liabilities of $3,986. The interest settled was for the period from January 8, 2015 to May 31, 2015. In December 2015, the Company settled $208,245 of interest payable by the issuance of 1,103,449 common shares at the fair value of $200,800. The Company recorded an increase in additional paid-in capital on extinguishment of debt of $7,445. The interest settled was for the period from June 1, 2015 to November 30, 2015.

The Company and the Lender agreed that the Lender is to receive bonus shares equal to 7.5% of each loan tranche advanced divided by the Company’s common share market price. In addition, the Company will issue the Lender an equal number of share purchase warrants for each loan tranche advanced. Each bonus share purchase warrant will entitle the Lender to purchase one common share of the Company at a price equal to the greater of (a) the market price of the Company’s common shares on the date of the advance and (b) the volume weighted average price of the Company’s common shares over the twenty trading days immediately prior to the date of the advance. The bonus share purchase warrants expire on the earlier of (a) December 31, 2018 and (b) the date the advance has been repaid in full, including interest.

During the nine months ended January 31, 2016, the Company issued 1,818,520 bonus shares to the Lender at the fair value of $406,391, based on their quoted market price at the date the advances were received, including 679,985 shares having a fair value of $134,095 that the Company had previously committed to issue. At January 31, 2016, the Company was committed to issuing an additional 85,308 bonus shares to the Lender at the fair value of $21,327. The fair value of the bonus shares was determined by reference to the trading price of the Company’s common shares on the date the advances were received.

I-Minerals Inc. Notes to the Condensed Consolidated Financial Statements For the nine months ended January 31, 2016
(Unaudited - Expressed in US dollars except where otherwise indicated)

The fair value of 1,223,843 bonus share purchase warrants committed to be issued (based on advances received during the period) during the nine months ended January 31, 2016 of $151,318 was estimated using the Black-Scholes option pricing model with the following weighted average assumptions: stock price – CAD$0.24; exercise price – CAD$0.25; expected risk-free interest rate – 1.03%; expected life – 3.38 years; expected volatility – 105% and expected dividend rate – 0%.

The aggregate finance fees (bonus shares and bonus warrants) are recorded against the Second Promissory Notes balance and are being amortized to the Statement of Loss over the life of the Second Promissory Notes, based on two years after the resolution of the IIM litigation, using the effective interest method. The unamortized debt discount as at January 31, 2016 is $468,220 (April 30, 2015 – $184,435).

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

$

Balance, April 30, 2015	1,128,841

Bonus warrants issued pursuant to Second Promissory Notes (Note 6)	151,318
Change in fair value of warrant derivatives	(631,185)

Balance, January 31, 2016	648,974

Warrant Derivative Liabilities

At January 31, 2016, the Company determined the fair value of Warrant Derivative Liabilities to be $648,974 (April 30, 2015 - $1,128,841) as estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	January 31, 2016	April 30, 2015

Stock price (CAD$)	0.26	0.25
Exercise price (CAD$)	0.37	0.38
Risk-free interest rate (%)	0.86	1.11
Expected life (years)	0.54	0.79
Expected volatility (%)	95	87
Expected dividends ($)	Nil	Nil

I-Minerals Inc. Notes to the Condensed Consolidated Financial Statements For the nine months ended January 31, 2016
(Unaudited - Expressed in US dollars except where otherwise indicated)

8.	SHARE CAPITAL:

Common shares

a)	Authorized:

Unlimited number of common shares, without par value.

The holders of common shares are entitled to receive dividends which are declared from time to time, and are entitled to one vote per share at meetings of the Company. All shares are ranked equally with regards to the Company’s residual assets.

b)	Stock transactions:

During the nine months ended January 31, 2016, the Company completed the following stock transactions:

i)	On July 10, 2015, the Company issued 1,085,297 common shares with a fair value of $228,775 including 693,573 shares having a fair value of $136,735 which the Company had committed to issue at April 30, 2015. The common shares were issued as debt discounts pursuant to the Promissory Notes and the Second Promissory Notes (Notes 5 and 6).

ii)	On July 14, 2015, the Company issued 2,267,685 common shares with a fair value of $427,177 as settlement of accrued interest payable on Promissory Notes and Second Promissory Notes (Notes 5 and 6).

iii)	On December 15, 2015, the Company issued 2,948,431 common shares with a fair value of $536,541 as settlement of accrued interest payable on Promissory Notes and Second Promissory Notes (Notes 5 and 6).

iv)	On January 5, 2016, the Company issued 746,811 common shares with a fair value of $180,256. The common shares were issued as debt discounts pursuant to the Second Promissory Notes (Note 6).

v)	On January 29, 2016, the Company issued 25,000 shares on the exercise of share purchase warrants.

c)	Stock options:

The Company has granted stock options under the terms of its Stock Option Plan (the “Plan”). The Plan provides that the directors of the Company may grant options to purchase common shares to directors, officers, employees and service providers of the Company on terms that the directors of the Company may determine are within the limitations set forth in the Plan. The maximum number of shares available under the Plan is limited to 10% of the issued common shares. The maximum term of stock options is ten years. All stock options vest on the date of grant, unless otherwise stated. As at January 31, 2016, the Company had 3,797,895 stock options available for grant pursuant to the Plan (April 30, 2015 - 2,790,573).

The Company’s stock options outstanding as at January 31, 2016 and April 30, 2015 and the changes for the periods then ended are as follows:

	Number Outstanding		Weighted Average Exercise Price

Balance outstanding at April 30 , 2015	5,135,000	CAD$	0.22
Granted	200,000	CAD$	0.25
Expired	(500,000)	CAD$	0.40

Balance outstanding at January 31, 2016	4,835,000	CAD$	0.20
Balance exercisable at January 31, 2016	4,225,000	CAD$	0.21

I-Minerals Inc. Notes to the Condensed Consolidated Financial Statements For the nine months ended January 31, 2016
(Unaudited - Expressed in US dollars except where otherwise indicated)

Summary of stock options outstanding at January 31, 2016:

Security	Number Outstanding	Exercise Price	Expiry Date	Remaining Contractual Life (years)

Stock options	1,300,000	CAD$ 0.10	July 30, 2018	2.50
Stock options	260,000	CAD$ 0.15	July 30, 2018	2.50
Stock options	300,000	CAD$ 0.25	July 30, 2018	2.50
Stock options	200,000	CAD$ 0.25	November 19, 2018	2.80
Stock options	150,000	CAD$ 0.25	January 8, 2019	2.94
Stock options	300,000	CAD$ 0.25	May 23, 2019	3.31
Stock options	150,000	CAD$ 0.25	December 16, 2017	1.88
Stock options	1,975,000	CAD$ 0.25	January 29, 2020	4.00
Stock options	200,000	CAD$ 0.25	August 4, 2020	4.51

Non-Employee Stock Options

In accordance with the guidance of ASC 815-40-15, stock options awarded to non-employees that are fully vested and exercisable in Canadian dollars are required to be accounted for as derivative liabilities because they are considered not to be indexed to the Company’s stock due to their exercise price being denominated in a currency other than the Company’s functional currency. Stock options awarded to non-employees that are not vested are accounted for as equity awards until the terms associated with their vesting requirements have been met. As at January 31, 2016, there were no non-employee stock option awards that had not vested (April 30, 2015 – 112,500).

The non-employee stock options are accounted for at their respective fair values and are summarized as follows for the nine months ended January 31, 2016 and 2015:

	2016 $	2015 $

Fair value of non-employee options, beginning of the period	116,615	68,859
Fair value of non-employee options, at vesting	42,933	70,000
Change in fair value of non-employee stock options during the period	(28,502)	(43,944)

Fair value of non-employee options, end of the period	131,046	94,915

The Company determined the fair value of its non-employee stock options as at January 31, 2016 and April 30, 2015 using the Black-Scholes option pricing model with the following weighted average assumptions:

	January 31, 2016	April 30, 2015

Stock price (CAD$)	0.26	0.25
Exercise price (CAD$)	0.21	0.19
Risk-free interest rate (%)	1.18	1.23
Expected life (years)	3.25	3.82
Expected volatility (%)	96	101
Expected dividends ($)	Nil	Nil

I-Minerals Inc. Notes to the Condensed Consolidated Financial Statements For the nine months ended January 31, 2016
(Unaudited - Expressed in US dollars except where otherwise indicated)

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

As at January 31, 2016, the unamortized compensation cost of options is $41,579 and the intrinsic value of options expected to vest is $138,338 (CAD$193,750).

Share-based payments are classified in the Company’s Statement of Loss during the nine months ended January 31, 2016 and 2015 as follows:

	2016 $	2015 $

Management and consulting fees	34,900	294,186

	34,900	294,186

d)	Share purchase warrants:

A summary of fully-exercisable share purchase warrants as at January 31, 2016 and April 30, 2015 and the changes for the periods then ended are as follows:

	Number Outstanding		Weighted Average Exercise Price

Balance at April 30, 2015	24,555,595	CAD$	0.37
Issued	1,223,843	CAD$	0.25
Expired	(175,000)	CAD$	0.25
Exercised	(25,000)	CAD$	0.25

Balance at January 31, 2016	25,579,438	CAD$	0.37

Summary of warrants outstanding and issuable at January 31, 2016:

Security	Number Outstanding	Exercise Price	Expiry Date

Warrants	1,550,000	CAD$ 0.40	January 31, 2017
Warrants	20,000,000	CAD$ 0.40	April 29, 2016
Warrants	667,520	CAD$ 0.14	December 1, 2016(1)
Warrants	122,142	CAD$ 0.14266	December 1, 2016(1)
Warrants	104,119	CAD$ 0.165	December 1, 2016(1)
Warrants	76,723	CAD$ 0.17	December 1, 2016(1)
Warrants	87,818	CAD$ 0.17223	December 1, 2016(1)
Warrants	111,762	CAD$ 0.185	December 1, 2016(1)
Warrants	132,208	CAD$ 0.217	December 1, 2016(1)
Warrants	62,002	CAD$ 0.222	December 1, 2016(1)
Warrants	58,181	CAD$ 0.225	December 1, 2016(1)
Warrants	165,326	CAD$ 0.23	December 1, 2016(1)
Warrants	51,202	CAD$ 0.25	December 1, 2016(1)
Warrants	92,357	CAD$ 0.276	December 1, 2016(1)
Warrants	200,091	CAD$ 0.28	December 1, 2016(1)
Warrants	45,439	CAD$ 0.29	December 1, 2016(1)
Warrants	96,261	CAD$ 0.292	December 1, 2016(1)
Warrants	52,459	CAD$ 0.305	December 1, 2016(1)
Warrants	730,848	CAD$ 0.22	December 31, 2018(1)
Warrants	242,545	CAD$ 0.23	December 31, 2018(1)

I-Minerals Inc. Notes to the Condensed Consolidated Financial Statements For the nine months ended January 31, 2016
(Unaudited - Expressed in US dollars except where otherwise indicated)

Warrants	194,344	CAD$ 0.24	December 31, 2018(1)
Warrants	37,203	CAD$ 0.245	December 31, 2018(1)
Warrants	85,308	CAD$ 0.25	December 31, 2018(1)
Warrants	192,206	CAD$ 0.259	December 31, 2018(1)
Warrants	126,843	CAD$ 0.265	December 31, 2018(1)
Warrants	198,750	CAD$ 0.272	December 31, 2018(1)
Warrants	95,781	CAD$ 0.291	December 31, 2018(1)

Notes:
(1)	The warrants are exercisable until the earlier of the date disclosed or the date that the promissory note or second promissory note advance, including interest, is repaid (Notes 5 and 6).

9.	RELATED PARTY TRANSACTIONS:

During the nine months ended January 31, 2016, the Company settled $952,098 of interest payable on the Promissory Notes and Second Promissory Notes owed to a company controlled by a Director by issuing 5,216,116 common shares at the fair value of $963,718 (Notes 5 and 6).

During the nine months ended January 31, 2016, management and consulting fees of $72,099 (2015 - $53,654) were charged by RJG Capital Corporation, a wholly-owned company of W. Barry Girling, Director. Wayne Moorhouse, Director, charged $2,293 (2015 - $nil) in management and consulting fees. $17,776 (2015 - $23,044) was charged by Malaspina Consultants Inc. for the services of Matt Anderson, CFO, and are included in professional fees.

Included in accounts payable and accrued liabilities are amounts owed to directors or officers or companies controlled by them. As at January 31, 2016, the amount was $178,278 (April 30, 2015 – $175,789). All amounts are non-interest bearing, unsecured, and due on demand.

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

Investing and financing activities that affect recognized assets or liabilities but that do not result in cash receipts or cash payments are excluded from the condensed consolidated statements of cash flows. During the nine months ended January 31, 2016, the following transactions were excluded from the condensed consolidated statement of cash flows:

a)	The issuance by the Company of 3,825,822 common shares at the fair value of $708,883 as payment of interest on the Promissory Notes;

b)	The issuance by the Company of 1,390,294 common shares at the fair value of $54,035 as payment of interest on the Second Promissory Notes; and

c)	The commitment to issue 1,223,843 common shares at the fair value of $293,623 and 1,223,843 warrants at the fair value of $151,318 pursuant to the Second Promissory Notes.

I-Minerals Inc. Notes to the Condensed Consolidated Financial Statements For the nine months ended January 31, 2016
(Unaudited - Expressed in US dollars except where otherwise indicated)

During the nine months ended January 31, 2015, the following transactions were excluded from the condensed consolidated statement of cash flows:

a)	The issuance by the Company of 2,363,262 common shares at the fair value of $523,866 as payment of interest on the Promissory Notes;

b)	The commitment to issue 472,998 common shares at the fair value of $98,640 and 472,998 warrants at the fair value of $60,161 pursuant to the Promissory Notes; and,

c)	The commitment to issue 82,368 common shares at the fair value of $16,275 and 82,368 warrants at the fair value of $10,717 pursuant to the Second Promissory Notes.

12.	IIM LITIGATION:

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

During the nine months ended January 31, 2016, a court-ordered mediation was held. The mediation was successful and all parties entered into an agreement in principle to settle the parties’ claims against one another that was documented in a Binding Settlement Term Sheet whereby the Company agreed to pay $100,000 (accrued in accounts payable and accrued liabilities) of the Plaintiffs legal fees and the Plaintiffs agreed to dismiss the Latah County Lawsuit. On December 2, 2015, the Latah County Lawsuit was dismissed and the Company paid a total of $100,000.

13.	SUBSEQUENT EVENTS:

Subsequent to January 31, 2016:

a)	a) The Company received an aggregate of $400,000 of Second Promissory Notes (Note 6).

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

As used in this Quarterly Report, unless the context otherwise requires, “we,” “us,” “our,” the “Company” and “I-Minerals” refers to I-Minerals Inc.  All dollar amounts in this registration statement are in U.S. dollars unless otherwise stated.

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

The Bovill Kaolin Project

Our lead project, the Bovill Kaolin Project, is a strategically located long term resource of high purity quartz, potassium feldspar (“K-spar”), halloysite and kaolinite formed through weathering of a border phase of the Idaho Batholith causing all minerals to be contained within a fine white clay-sand mixture referred to as “primary clay.” The Bovill Kaolin Project is located within 3 miles of state highways with electricity and natural gas already at the property boundary.

Since 2010, our exploration work has focused diamond drilling on the Bovill Kaolin Project. To date, a total of 243 diamond drill holes have been drilled totaling 26,753 feet. As a result of these drill campaigns, four deposits have been identified: Kelly’s Hump, Kelly’s Hump South, Middle Ridge and WBL.

In June 2014, we completed an updated pre-feasibility study on the Bovill Kaolin Project (the “2014 PFS”) and on March 8, 2016, we announced the economic results of our full feasibility study, which included the following highlights:

•  Updated Measured and Indicated Resource Estimate
           •  Measured Resources of 5.7 million tons containing 76.5% quartz/K-spar sand, 12.3% Kaolinite and 4.0% Halloysite.
           •  Indicated Resources of 15.5 million tons containing 57.0% quartz/K-spar sand, 15.5% Kaolinite and 2.8% Halloysite.
           •  667,000 tons of contained halloysite, 3,119,000 tons of contained kaolinite and 13,235,000 tons of contained quartz/K-spar.

  Updated Mineral Reserves. All figures are in thousands of tons.
Reserve	Proven	Probable	Total P&P
Tons (1000s)	4,155	4,548	8,702
Halloysite %	4.8	4.0	4.4
Halloysite Tons (1000s)	200	182	382
Kaolinite %	11.1	12.5	11.8
Kaolinite Tons (1000s)	460	568	1,028
Sand %	77.8	76.8	77.3
Sand Tons (1000s)	3,234	3,491	6,725
Note that values presented here have been rounded to reflect the level of accuracy. Proven and Probable Mineral Reserves are presented using a $57.00 NSR cutoff grade.

•  Economic Analysis
           •  US$386 million Pre-Tax NPV; US$250 million After Tax NPV using a 6% discount rate.
           •  31.6% Pre-Tax IRR; 25.8% After Tax IRR.
           •  Initial Capital Cost of $108.3 million and Total Life of Mine capital costs $120.0 million.
           •  Life of Mine in excess of 25 years with a stripping ratio of 0.54:1 (waste:ore).
           •  3 year estimated after tax payback.

The full National Instrument (“NI”) 43-101 report will be filed before the end of April 2016. Going forward our focus is to complete the detailed engineering and commence efforts to raise the capital necessary to build the mine.

The WBL Tailings Project

We also plan to commence mining operations at the WBL Tailings Project. The WBL Tailings Project is feldspathic sands deposited as tailings from clay mining operations during the period from 1961 to 1974. In September 2012, we received approval of our Mine Plan of Operations (“MPO”) from the Idaho Department of Lands. The MPO allows us to mine up to 50,000 tons per annum of feldspathic sands from June to October for a period of 10 years.

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

Plan of Operation

During the next twelve months, our plan of operation is to complete and file the formal NI 43-101 feasibility study on our Bovill Kaolin Project and, subject to successful capital raising efforts, complete detailed engineering to build an operation at the Bovill Kaolin Project. For the next few years, we will also continue production at our WBL Tailings Project.

Feasibility Study of the Bovill Kaolin Project

As recommended in the 2014 PFS, in January 2015 we commenced the feasibility study of the Bovill Kaolin Project. In order to bring the Bovill Kaolin Project to feasibility, we had to undertake additional exploration and drilling, complete mining, tailings and environmental studies and complete additional material testing. With the Technical Economic Model of the feasibility study complete, the feasibility study is now approximately 95% complete with only the formal report outstanding, which will be completed before the end of April 2016.

Outlook

Our focus continues to be the detailed assessment of all of our mineral assets and advancing the Bovill Kaolin Project towards production. With the economic model of the FS now completed, the next steps are the completion of the formal NI 43-101 report and final permitting activities with the mine permit expected late in the second or early third calendar quarter of 2016.

A second bulk sample has been sent to Ginn Mineral Research with separation of the clay minerals (kaolin and halloysite) now complete. The sand fraction from the second bulk sample has been delivered to Minerals Research Laboratory at North Carolina State University (“MRL”). Processing of the sand fraction (quartz and K-spar) from the initial bulk sample is nearing completion at MRL. Metallurgical work on the K-spar and single float Q1 quartz products are now complete with the final runs of the three float high purity Q3 product nearing completion at the time of writing. The purpose of the current round of pilot scale separations is to confirm grades and separation characteristics of all areas of the deposits and provide samples for melt tests and customer tests. The processing of the bulk samples at Ginn Mineral Research created halloysite and metakaolin products of sufficient samples for marketing purposes. The second bulk sample was necessary as the combined halloysite and kaolin only represented about 18% of the raw ore limiting the amount of sample produced. The processing of the first bulk sample at MRL to create K-spar and quartz products is expected to be complete by the end of March 2016. After that, MRL will do some optimization work on a bench scale to see how high a K2O feldspar product can be produced. This work should be completed in the second calendar quarter of 2016.

Based upon opportunities identified in the Charles Rivers report, internal marketing efforts and customer leads generated through the website, strong interest has been generated in all of the Company’s mineral products with ever increasing interest in the K-spar. Samples continue to be sent to customers for testing and the response has generally been very favorable.

Results of Operation

Nine months ended January 31, 2016

We recorded a loss of $3,734,529 ($0.05 per share) for the nine months ended January 31, 2016 as compared to a loss of $78,852 ($0.00 per share) for the nine months ended January 31, 2015.  The increase in the loss recorded in the nine months ended January 31, 2016 as compared to the loss in the nine months ended January 31, 2015 is the net result of changes to a number of expenses.  Of note are the following items:

  Management and consulting fees of $150,346 (2015 - $366,149) are comprised of fees to manage our Company and stock-based compensation.  The stock-based compensation recognized in the current period was $34,900 (2015 - $294,186).  Approximately half of the fees to manage our Company are charged to management and consulting fees and the other half is charged to mineral property expenditures.
  Mineral property expenditures of $2,382,611 (2015 - $1,118,699) are costs incurred on our Helmer-Bovill Property.  The main expenses incurred during the current period included engineering and consulting ($1,493,890) and mineral analysis and processing ($391,395).  We were working on completing a feasibility study during the current period.  In the prior period, the Company incurred $434,451 of engineering and consulting expenditures and mineral analysis and processing of $284,934 as part of updating the pre-feasibility study.
  General and miscellaneous expenses of $412,267 (2015 - $271,463) are comprised of office and telephone expenses, payroll taxes, medical benefits, insurance premiums, travel expenses, promotional expenses, shareholder communication fees, transfer agent fees and filing fees.  The increase during the current period was due primarily to an increase marketing activities of our property as well as investor relations activities.

  Professional fees of $309,150 (2015 - $484,208) include legal fees, audit fees and financial consulting fees.  The decrease in fees in the current period was due to the transition from IFRS to US GAAP during the prior period, as well as a reduction of legal fees relating to the IIM litigation and legal fees relating to the Unimin Temporary Restraining Order.
  Loss on settlement of liabilities of $31,512 (2015 – $nil) represents the change in fair value of common shares between the date the Company agreed to settled liabilities for common shares and the date that the common shares were ultimately issued.  The Company used common shares to settle interest payable pursuant to promissory notes and second promissory notes.
  Accretion expense of $261,743 (2015 - $84,548) is the amortization of the fair value of bonus shares and bonus warrants issued to the lender of the promissory notes and the second promissory notes.  The bonus shares and bonus warrants are amortized over the life of the promissory notes.
  Interest expense of $843,229 (2015 - $485,163) is from promissory notes and second promissory notes that bear interest at a rate of 12% per year.  Interest increased as additional funds were advanced.
  We recorded a gain on change in fair value of derivative liabilities of $659,687 (2015 – gain of $2,730,303).  The change in fair value of derivative liabilities is based on the change in remaining term of derivative instruments and our stock price.  The derivatives include warrants as well as stock options granted to non-employees.  The derivative liabilities do not represent cash liabilities.

Three months ended January 31, 2016

We recorded a loss of $962,265 ($0.01 per share) for the three months ended January 31, 2016 as compared to a loss of $427,687 ($0.01 per share) for the three months ended January 31, 2015. The increase in the loss recorded in the three months ended January 31, 2016 as compared to three months ended January 31, 2015 is the net result of changes to a number of expense items as noted above under the nine months ended January 31, 2016 and 2015. Management and consulting fees of $53,145 (2015 - $272,913) decreased due to stock-based compensation recognized during the prior period.

Liquidity and Capital Resources

Our aggregate operating, investing and financing activities during the nine months ended January 31, 2016 resulted in a net cash outflow of $65,103 (2015 – outflow of $549,284).  As at January 31, 2016, we had working capital deficiency of $385,002, including cash of $206,937.

During the nine months ended January 31, 2016, we used $4,063,064 on cash flows from operations before changes in non-cash operating working capital items (2015 - $2,426,183).  The increase in these cash flows was due primarily to an increase in mineral property expenditures.  During the nine months ended January 31, 2016, we spent $nil on investing activities (2015 - $7,008) and we received $3,044,449 from financing activities (2015 - $1,459,185).

We are being financed by advances pursuant to Promissory Notes and Second Promissory Notes advanced by BV Lending LLC, an entity controlled by Allen L. Ball, a member of our Board of Directors and our largest shareholder.  BV Lending agreed to advance up to $5,787,280 pursuant to the Promissory Notes.  The final advance pursuant to the Promissory Notes was received in January 2015 and the balance due at January 31, 2016 was $5,787,280.  On February 18, 2015, we entered into the Second Promissory Notes with BV Lending pursuant to which BV Lending agreed to advance up to an additional $4,463,000.  On November 20, 2015, the Second Promissory Notes were amended with BV Lending agreeing to an advance an additional $1,000,000.  The balance due pursuant to the Second Promissory Notes at January 31, 2016 was $4,657,000.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable

Item 4. Controls and Procedures.

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of January 31, 2016. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of January 31, 2016.  There were no material changes in the Company’s internal control over financial reporting during the third quarter of 2016.

Part II – OTHER INFORMATION

Item 1. Legal Proceedings.

Derivative Complaint

We were named as a defendant in a lawsuit in Latah County, State of Idaho, Case No. CV 2014-1306 (the “Latah County Lawsuit”).  The plaintiffs who filed the Latah County Lawsuit, Hoodoo Resources, LLC (“Hoodoo”) and Brent Thomson as trustee for the Brent Thomson Family Trust (the “Thomson Family Trust”) (Hoodoo and the Thomson Family Trust are sometimes collectively referred to as the “Plaintiffs”), alleged both direct claims and derivative claims on behalf of Idaho Industrial Minerals, LLC (“IIM”).  The Plaintiffs’ claims were initially brought on June 6, 2014, as third-party claims in response to a complaint filed against Hoodoo and the Thomson Family Trust by another IIM member, the Selling Security Holder, which owns a 25% interest in IIM.  The Selling Security Holder’s lawsuit against Hoodoo and the Thomson Family Trust was filed in Ada County, State of Idaho, Case No. CV OC 1401549. The Selling Security Holder has also filed a separate action against the Plaintiffs in Nez Perce County, State of Idaho, Case No. CV 14 02312.

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

Unimin has contacted the company seeking a mediated solution to the action. I-Minerals did not initiate the action nor has any court found it to have undertaken any wrongdoing. Accordingly, it would welcome the opportunity to resolve the action through mediation and has agreed to participate. The mediation is scheduled for March 2016 and the mediators recommendations should be presented to the parties at some point thereafter.

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

Item 3. Defaults upon senior securities

None

Item 4. Mine Safety Disclosures.

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act (The “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the nine months ended January 31, 2016, our U.S. exploration properties were not subject to regulation by the Federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977 (the "Mine Act").

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

I-MINERALS INC.

Date:	March 14, 2016	By:	/s/ Thomas M. Conway
THOMAS M. CONWAY
Chief Executive Officer and President
(Principal Executive Officer)

Date:	March 14, 2016	By:	/s/ Matthew Anderson
MATTHEW ANDERSON
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)