Form 10-Q/A
period 2016-01-31
I-Minerals Inc
filed 2016-06-17
CIK 1405663

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

As of December 14, 2015, the registrant had 85,553,141 outstanding shares of common stock.

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q of I-Minerals Inc. (the “Company”) for the fiscal period ended January 31, 2016 filed with the Securities and Exchange Commission on March 14, 2016 (the “Original Form 10-Q”) is being filed to include as exhibit 10.12 the Global Settlement and Release Agreement dated as of October 29, 2015 (the “Settlement Agreement”) among Idaho Industrial Minerals, LLC, Hoodoo Resources, LLC (“Hoodoo”), the principal of Hoodoo, Robert Lemke, Brent Thomson and The Thomson Family Trust, the Estate of Philip Nisbet, Allen Ball, the Allen Ball and Connie Ball Family Trust, Ball Ventures, LLC and BV Natural Resources, LLC and Northwest Kaolin, Inc.

Except as described above, Amendment No. 1 does not modify, amend or update the disclosure made in the Original Form 10-Q.

The filing of this Amendment No. 1 shall not be deemed an admission that the Original Form 10-Q when made included any untrue statements of material fact or omitted a material fact to make a statement misleading.

Item 6. Exhibits

3.1	Certificate of Continuation.(2)
3.2	Articles of Continuance.(2)
3.3	Certificate of Amendment.(2)
3.4	Articles of Amendment.(2)
3.5	By-Laws.(2)
10.1	Assignment Agreement with Contingent Right of Reverter dated August 10, 2002, between the Company, Idaho Industrial Minerals, LLC and Northwest Kaolin Inc.(2)
10.2	Amendment and Ratifications of Assignment Agreement with Contingent Right of Reverter dated August 10, 2005, between the Company, Idaho Industrial Minerals, LLC and Northwest Kaolin Inc.(2)
10.3	Second Amendment and Ratifications of Assignment Agreement with Contingent Right of Reverter dated August 10, 2005, between the Company, Idaho Industrial Minerals, LLC and Northwest Kaolin Inc.(2)
10.4	Third Amendment and Ratifications of Assignment Agreement with Contingent Right of Reverter dated August 10, 2008, between the Company, Idaho Industrial Minerals, LLC and Northwest Kaolin Inc.(2)
10.5	Fourth Amendment and Ratifications of Assignment Agreement with Contingent Right of Reverter dated January 1, 2010, between the Company, Idaho Industrial Minerals, LLC and Northwest Kaolin Inc.(2)
10.6	Employment Agreement dated April 1, 2013 between the Company and Thomas M. Conway.(2)
10.7	Loan Agreement dated September 13, 2013 between the Company and BV Lending LLC.(2)
10.8	Stock Option Plan.(1)
10.9	Sales Agreement dated April 28, 2014 between I-Minerals USA, Inc. and Pre-Mix, Inc.(2)
10.10	Loan Agreement dated February 18, 2015 between the Company and BV Lending LLC.(3)
10.11	Amendment Agreement dated December 1, 2015 between the Company and BV Lending LLC (4)
10.12	Global Settlement and Absolute Agreement dated October 29, 2015 among I-Minerals Inc., Idaho Industrial Minerals, LLC, Hoodoo Resources, LLC, Robert Lemke, Brent Thomson, The Thomson Family Trust, the Estate of Philip Nisbet, Allen Ball, the Allen Ball and Connie Ball Family Trust, Ball Ventures, LLC and BV Natural Resources, LLC
31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (Rule 13a-14 and 15d-14 of the Exchange Act)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (Rule 13a-14 and 15d-14 of the Exchange Act)
32.1	Certification of Chief Executive Officer pursuant to pursuant to Section 1350 of Title 18 of the United States Code
32.2	Certification of Chief Financial Officer pursuant to pursuant to Section 1350 of Title 18 of the United States Code
101.INS	XBRL Instance Document.(5)
101.SCH	XBRL Taxonomy Extension Schema.(5)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.(5)
101.DEF	XBRL Taxonomy Extension Definition Linkbase.(5)
101.LAB	XBRL Taxonomy Extension Label Linkbase.(5)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.(5)

Notes:
(1)	Filed as an exhibit to our Registration Statement on Form 10 filed with the SEC on November 17, 2014.

(2)	Filed as an exhibit to our Registration Statement on Form 10/A filed with the SEC on December 24, 2014.
(3)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on March 11, 2015.
(4)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on December 7, 2015.
(5)	Filed as an exhibit to our Quarterly Report on Form 10-Q filed with the SEC on March 14, 2016.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

I-MINERALS INC.

Date:	June 17, 2016	By:	/s/ Thomas M. Conway
THOMAS M. CONWAY
Chief Executive Officer and President
(Principal Executive Officer)

Date:	June 17, 2016	By:	/s/ Matthew Anderson
MATTHEW ANDERSON
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)