Form 10-K
period 2016-04-30
I-Minerals Inc
filed 2016-07-28
CIK 1405663

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[ x ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: April 30, 2016

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
Yes [  ] No [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $11.5 million, based upon the closing sale price of the registrant’s common stock as reported by the TSX Venture Exchange on October 31, 2015 and converted to USD based on the Bank of Canada noon rate as of the same date.

As of July 27, 2016, the registrant had 87,308,952 outstanding shares of common stock.

I-Minerals Inc.
INDEX

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Annual Report constitute "forward-looking statements.” These statements, identified by words such as “plan,” "anticipate,” "believe,” "estimate,” "should,” "expect" and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. Forward-looking statements involve known and unknown risks, uncertainties, assumptions and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Such factors include, among others, general business, economic, competitive, political and social uncertainties; the actual results of current exploration activities; changes in project parameters as plans continue to be refined; changes in labour costs or other costs of production; future mineral prices; equipment or processes to operate as anticipated; accidents, labour disputes and other risks of the mining industry, including but not limited to environmental hazards, cave-ins, pit-wall failures, flooding, rock bursts and other acts of God or unfavourable operating conditions and losses; delays in obtaining governmental approvals or financing or in the completion of development or construction activities, as well as those factors discussed in the section titled "Risk Factors" in this Annual Report.

Forward looking statements are based on a number of material factors and assumptions, including the results of exploration and drilling activities, the availability and final receipt of required approvals, licenses and permits, that sufficient working capital is available to complete proposed exploration and drilling activities, that contracted parties provide goods and/or services on the agreed time frames, the equipment necessary for exploration is available as scheduled and does not incur unforeseen break downs, that no labour shortages or delays are incurred and that no unusual geological or technical problems occur. While we consider these assumptions may be reasonable based on information currently available to it, they may prove to be incorrect. Actual results may vary from such forward-looking information for a variety of reasons, including but not limited to risks and uncertainties disclosed in the section titled “Risk Factors” in this Annual Report.

We intend to discuss in our Quarterly Reports and Annual Reports any events or circumstances that occurred during the period to which such documents relate that are reasonably likely to cause actual events or circumstances to differ materially from those disclosed in this Annual Report. New factors emerge from time to time, and it is not possible for management to predict all of such factors and to assess in advance the impact of each such factor on our business or the extent to which any factor, or combination of such factors, may cause actual results to differ materially from those contained in any forwarding looking statement.

CAUTIONARY NOTE TO U.S. INVESTORS REGARDING ESTIMATES OF MEASURED, INDICATED AND INFERRED RESOURCES AND PROVEN AND PROBABLE RESERVES

The terms “mineral reserve”, “proven mineral reserve” and “probable mineral reserve” as used in this Annual Report are Canadian mining terms as defined in accordance with Canadian National Instrument 43-101 – Standards of Disclosure for Mineral Projects (“NI 43-101”) and the Canadian Institute of Mining, Metallurgy and Petroleum (the “CIM”) – CIM Definition Standards on Mineral Resources and Mineral Reserves, adopted by the CIM Council, as amended (the “CIM Definition Standards”). These definitions differ from the definitions in the United States Securities and Exchange Commission (“SEC”) Industry Guide 7 (“SEC Industry Guide 7”) under the United States Securities Act of 1933, as amended (the “Securities Act”). Under SEC Industry Guide 7 standards, a “final” or “bankable” feasibility study is required to report reserves, the three-year historical average price is used in any reserve or cash flow analysis to designate reserves, and the primary environmental analysis or report must be filed with the appropriate governmental authority.

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

Accordingly, information contained in this Annual Report and any documents incorporated by reference herein contain descriptions of our mineral deposits that may not be comparable to similar information made public by U.S. companies subject to the reporting and disclosure requirements under the United States federal securities laws and the rules and regulations thereunder.

As used in this Annual Report, unless the context otherwise requires, “we,” “us,” “our,” the “Company” and “I-Minerals” refers to I-Minerals Inc. All dollar amounts in this registration statement are in U.S. dollars unless otherwise stated.

PART I

Item 1. Business.

General

We were incorporated under the laws of British Columbia, Canada in 1984. In 2004, we changed our corporate jurisdiction from a British Columbia company to a Canadian corporation.  In December 2011, we amended our articles to change our name from “i-minerals inc.” to “I-Minerals Inc.”

The company engaged in the development of our Helmer-Bovill industrial minerals property (the “Helmer-Bovill Property”).  The Helmer-Bovill Property, in which we hold a 100% interest, is comprised of 11 mineral leases totaling 5,140.64 acres located approximately 6 miles southwest of Bovill, Latah County, Idaho.

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

Our Principal Projects

Our activities at the Helmer-Bovill Property are focused on developing the Bovill Kaolin Project and the WBL Tailings Project.

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

Since 2010, our exploration work has focused diamond drilling on the Bovill Kaolin Project.  To date, a total of 258 diamond drill holes have been drilled totaling 28,251 feet.  As a result of these drill campaigns, four deposits have been identified: Kelly’s Hump, Kelly’s Hump South, Middle Ridge and WBL.

In June 2014, we completed an updated pre-feasibility study on the Bovill Kaolin Project (the “2014 PFS”) and on March 8, 2016, we announced the economic results of our full feasibility study (the “2016 FS”), which included the following highlights:

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

  Economic Analysis
    US$386 million Pre-Tax NPV; US$250 million After Tax NPV using a 6% discount rate.
    31.6% Pre-Tax IRR; 25.8% After Tax IRR.
    Initial Capital Cost of $108.3 million and Total Life of Mine capital costs $120.0 million.
    Life of Mine in excess of 25 years with a stripping ratio of 0.54:1 (waste:ore).
    3 year estimated after tax payback.

The full National Instrument (“NI”) 43-101 report was filed on www.sedar.com on April 20, 2016 and is available on the Company’s website.  Going forward our focus is to complete the detailed engineering and commence efforts to raise the capital necessary to build the mine.

See “Properties – Helmer-Bovill Property – 2016 Feasibility Study”.

The WBL Tailings Project

We also plan to continue limited seasonal mining operations at the WBL Tailings Project.  The WBL Tailings Project is feldspathic sands deposited as tailings from clay mining operations during the period from 1961 to 1974.  In September 2012, we received approval of our Mine Plan of Operations (“MPO”) from the Idaho Department of Lands.  The MPO allows us to mine up to 50,000 tons per annum of feldspathic sands from June to October for a period of 10 years.  From 2013 through 2015 approximately 5,000 tons of tailings was extracted and sold to a local cement company and a local contractor.

Three Year History

During the last three fiscal years, our operations have focused on completing an extensive diamond drill program on the Bovill Kaolin Project, acquiring a 100% interest in the Helmer-Bovill Property, completion of the 2016 FS and initial submittal of the mine permit application to the State of Idaho.

Drill Programs at Bovill Kaolin Project

We have completed two extensive diamond drill programs on the Helmer-Bovill Property for the Bovill Kaolin Project totaling over 25,000 feet, most recently in 2013 where 167 diamond drill holes totaling 17,811 feet were completed at the Middle Ridge, Kelly Hump and Kelly South deposits.  These programs allowed us to better define our four key deposits at the Bovill Kaolin Project and complete both our 2014 PFS and 2016 FS.  See “Properties – Helmer-Bovill Property”.

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

During 2014 and 2015 approximately 5,000 tons of sand tailings from our WBL Tailings Project were sold generating limited revenues to date due to associated road improvement costs.  It is important to note that the State of Idaho permits that allow us to produce the feldspathic sands from the WBL Tailings Project are essentially the same permits as we have applied for to bring the much larger Bovill Kaolin Deposit into production.

Acquisition of Helmer-Bovill Property

In January 2013, we acquired a 100% interest in our Helmer-Bovill Property.  In order to acquire the Helmer-Bovill Property, we issued a total of 1,800,000 common shares, of which 1,300,000 common shares were issued as the final payment to IIM.

On December 2, 2015, we settled all lawsuits relating to the Helmer-Bovill Property pursuant to the terms of Global Settlement and Absolute Release Agreement (the “Settlement Agreement”) dated October 29, 2015 among us, Idaho Industrial Minerals, LLC (“IIM”), Hoodoo Resources, LLC (“Hoodoo”), the principal of Hoodoo, Robert Lemke (“Lemke”), Brent Thomson (“Thomson”), The Thomson Family Trust (the “Thomson Trust”) (IIM, Hoodoo, Lemke, Thomson and the Thomson Trust collectively referred to as the “Plaintiffs”), the Estate of Philip Nisbet (the “Nisbet Estate”), Allen Ball (“Ball”), the Allen Ball and Connie Ball Family Trust (the “Ball Trust”), Ball Ventures, LLC (“BV”) and BVNR Natural Resources LLC (“BVNR”) (Ball, the Ball Trust, BV and BVNR collectively referred to as the “Ball Entities”) and Northwest Kaolin, Inc. (“NWK”).  Under the terms of the Settlement Agreement, we paid IIM the aggregate sum of $100,000 (the “I-Minerals Payment”) for the release of any and all claims made against us under the lawsuits by the Ball Entities and the Plaintiffs.  In addition, IIM and NWK have expressly acknowledged and agreed that, upon receipt of the I-Minerals Payment, we have fulfilled all of our duties and obligations under the terms of the IIM Agreement relating to our Helmer-Bovill Property, and that any and all rights and claims of IIM and NWK to the mineral leases making up the Helmer-Bovill Property will be released and extinguished.  See “Legal Proceedings” below.

Industrial Minerals

In carrying out our activities at the Bovill Kaolin Project, we are focused on the development and, based upon the positive results of the 2016 FS, raising sufficient capital to build the mine and commence the extraction of the industrial minerals set forth below.

Kaolin

Kaolin is a raw material used in the ceramic industry, especially in fine porcelains.  Large quantities of kaolin are used in paper coating, filler, paint, plastics, fiberglass, catalysts, and other specialty applications. It is also used as a key ingredient in natural pesticides that are suitable for organic farming applications.

When kaolin is heated to about 850°, it is transformed into a dehydrated phase called "metakaolin."  Metakaolin is considered a premium material as it adds strength and durability to cement based products.  When metakaolin is added to cement-based mortars, it causes an aggressive reaction with calcium hydroxide (lime), turning the lime into a cementitious material yielding cement with enhanced performance characteristics including increased strength; reduced permeability; greater durability; effective control of efflorescence; and control of degradation caused by Alkali-Silica Reaction.  A bridge deck in a northern climate where it is subject to the wear and tear associated with plowing and salting is a prime metakaolin application.  We are continuing long term testing process of several metakaolin products produced from the Bovill Kaolin deposits and have received ASTM C-618 certification for two of our products indicating the Bovill Metakaolin is an accredited pozzolan that meets all strength and water consumption requirements.  ASTM C-618 certification is a prerequisite for sales into the cement industry.  Additional testing is focused on optimizing the fineness of the grind or particle size to create the metakaolin product that provides the greatest strength while meeting the water requirement criteria.

Our target market for metakaolin is the North American concrete and infrastructure industry.  Premium white metakaolin is currently priced at $500 per ton in the Pacific Northwest due to the transportation costs to bring it from the southeastern USA.  We are targeting applications where color is not as important and pricing used in the 2016 FS is $231 per ton.  The 2016 FS forecasts average annual production of about 40,000 tons of Bovill Metakaolin and the Company has non-binding letters of interest from various cement and construction companies for tonnage well in excess of this amount.

Halloysite

We plan to sell Halloysite on a worldwide basis.  Halloysite is chemically identical to kaolin.  When water is added to the kaolin chemistry its plate like structure takes on a tubular shape, identified as halloysite.  Much of the value of halloysite is generated by its tubular shape which can only be seen through very powerful microscopes and are commonly referred to as halloysite nanotubes and abbreviated as HNTs.

Historically, the primary use of halloysite has been in the manufacture of porcelain, bone china, and fine china where the combination of low iron and titanium content together with the hollow tubular shape of the mineral grains yields ceramic bodies with exceptional whiteness and translucency.  However, the HNTs microscopic tubular shape is rapidly finding uses outside of the ceramics industry.  Applications in commercial production would include use as a suspension agent in glaze preparations as well as in filters and inkjets, and as an ingredient in special paints applied to ships to prevent barnacles from growing on the ships’ hull.  HNTs are also being increasingly used in plastic and polymer applications where the addition of HNTs increases strength while reducing the weight of these compounds.  Perhaps the most exciting uses for HNTs are in life science applications where the inside of the hollow tube can be filled with active ingredients and as the clay tube erodes the active ingredients are released.  Used in this manner the HNTs are a delivery vector made of natural materials.

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

Our halloysite is differentiated from those known halloysite deposits due to the high aspect ratio (the ratio of the length of the tube to the diameter of the tube) and by minimal levels of trace elements such as lead.  We are not targeting ceramic applications with our halloysite and instead focusing on the life science and plastic and polymer applications.  Third party research has indicated we have arguably the best halloysite for life science applications as the New Zealand deposit contains about 10% Cristobalite – a silica oxide that has been categorized as a carcinogen and the other deposits capable of meaningful commercial production have poorer aspect ratios and higher heavy metal / trace element content.

The Company is planning on producing two halloysite products.  The first branded HalloPure will be about 70% halloysite and 30% kaolinite and will target the plastic and polymer and certain filtration applications.  The second is branded ULTRA Hallopure and will be in excess of 90% halloysite and less than 10% kaolinite.  Both are considered high value products.  In the 2016 FS, halloysite production varied from about 10,000 tons to 15,000 tons per year, split equally between the two halloysite products.  HalloPure was priced at about $700 per ton and ULTRA Hallopure at about $1,400 per ton.

To date we have received interest in our HNTs from a number of companies in a wide range of industries including: personal care products, nano-composites, fire retardants, biocides, plastic fillers, animal feed, paint, and ceramics.  Most of these companies have received samples of our products produced at recent pilot plants with some companies receiving up to 50 kg for bench scale product testing.  We have also provided samples free of charge to several universities to help with the development of other new HNT applications.  Currently the Company has non-binding expressions of interest approximately equal to forecast production.

Quartz

Quartz (SiO2 or silicon dioxide) is crystalline silica, the second most common mineral in the crust of the earth. It is known for its hardness and is well known for its use in glass. However, different types of glass require different SiO2 purity levels with some types of glass requiring the SiO2 content in quartz to have purity levels in the 97-99% range to be suitable.  Although silicon dioxide is abundant, not all deposits are chemically identical, with the SiO2 purity and the levels of various trace element impurities varying across different deposits. Contamination of quartz can be from mineral and fluid inclusions and non-silica elements entering atomic sites usually occupied by silicon and oxygen.  Our quartz operations at the Bovill Kaolin Project will focus on two levels of purity in excess of 99.8% SiO2 and is prepared to introduce a third product as market conditions warrant.

The Company has branded the quartz products TrueQ.  The least pure product is True Q1 where the “1” indicates the material has been processed once through flotation.  The high purity product is True Q3 where the “3” indicates the material has been floated three times to remove the maximum amount of impurities possible.  Bench scale production at the recent pilot plant indicates the True Q1 will grade 99.86% SiO2 or higher and the True Q3 99.97% SiO2 or higher.  The True Q1 will be offered in three different grinds or particle size: 50 mesh, 200 mesh and 325 mesh.  “Mesh” references the number of openings in a 1 inch by 1 inch screen.  As additional work and expense is required to further grind the basic 50 mesh product into finer grained products (200 or 325 mesh products), the finer grind products sell at higher prices than the basic 50 mesh product.

The 2016 FS foresees total quartz production (True Q1 and True Q3) of approximately 108,000 tons per year.  The higher value True Q3 markets will be harder to enter due to more stringent testing and competition.  Accordingly, the 2016 FS does not foresee reaching full True Q3 production capacity until the third year of production with a significant discount offered to gain business in the first year.  Pricing for the True Q1 ranges from $100 to $350 per ton depending on the fineness of grind (particle size) together with the customer’s volume and delivery method.  Once markets for the True Q3 have been established (2 year delay) the 2016 FS contemplates a price of approximately $600 per ton.  Currently the Company has non-binding expressions of interest equal to two or three times production capacity from producers of sodium silicate, paint, solar glass, optical glass, art glass, glass bulbs, and liquid crystal display (“LCD”) glass in North American and Asia.

Potassium-Feldspar (“K-spar”)

K-spar is primarily used in ceramic bodies and glazes.  We have run several pilot plants to produce K-spar.  Grades have varied between 12.2% K2O and 13.1% K2O with low iron and high alumina.  A high quality K-spar product has high K2O, high alumina and low iron.  Iron tends to cause a darkening of the glaze when the ceramics are heated to high temperatures in a kiln.  The quality of the K-spar produced in the pilot plant exceeds virtually all other commercially available K-spar products.  The North American market is currently in short supply and the sole producer is offering a product of 9.5% - 10.0% K2O and about twice the iron (Fe) content of our K-spar.  The shortage is driven by the largest producer in the United States shut down production at its Georgia operations in December 2014 when it ran out of reserves after 57 years of production.  This company is attempting to service the North American market with a more expensive European K-spar product.  The ceramics industry has extensively tested our K-spar product and it has been favorably written up in trade publications.  Interest in the K-spar product that will be marketed under the brand name Fortispar is very strong.

Similar to quartz, we will offer our Fortispar in three grinds or particle sizes; a basic 30 mesh product as well as 200 and 325 mesh fine grind products.  Fortispar will be sold primarily into K-spar North American ceramics and glass industries.  We also plan to focus on producers of high clarity glass, ceramics, sanitary ware, tableware, and paint.  Industrial and marine paint manufacturers also use an ultra-fine grind variety of feldspar.  Pricing of our Fortispar product in the 2016 FS ranged from $217 per ton for the basic 30 mesh product up to $400 per ton for small quantiles of the fine ground product.  We currently have non-binding expressions of interest in our K-spar product in excess of our production capacity.

Competition

With the completion of the 2016 FS, upon receipt of our mine permit, we will be a development stage company. We compete with other mineral resource exploration and development companies for financing.  Many of the mineral resource exploration and development companies with whom we compete have greater financial and technical resources than we do.  Accordingly, these competitors may be able to spend greater amounts on acquisitions of mineral properties of merit, on exploration of their mineral properties and on development of their mineral properties.  In addition, they may be able to afford greater geological expertise in the targeting and exploration of mineral properties.  This competition could result in competitors having mineral properties of greater quality and interest to prospective investors who may finance additional exploration and development.  This competition could adversely impact our ability to finance further exploration and to achieve the financing necessary for us to develop our mineral properties.

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

In order to carry out mining activities, we are required to obtain a Mine Plan for Operations and Reclamation Plan (“MPO”).  In 2012, we completed a MPO for the extraction of sand tailings on the WBL Tailings Project.  The MPO permits us to mine the sand tailings between May to October for a period of 10 years (2012 – 2022).  In May of 2016 we applied for an MPO for mining activities on the Bovill Kaolin Project.  The IDL has responded to our initial submission and we are in the final stages of responding to the IDL inquiries.  Management believes that receipt of the MPO in the third calendar quarter of 2016 is a reasonable expectation.

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

In the application for the MPO, costs are estimated for reclamation after 12 months of work, which would include construction, and for reclamation of the entire project and the IDL must agree to those costs.  Once the MPO is granted, I-Minerals must submit a surety or cash bond for the first 12 months to begin activities. After the first 12 months, the bond is increased to the full costs estimated to clean up the entire project.

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

A reclamation bond of US$7,600 has been posted to cover the current plan of operations. The Storm Water Pollution Prevention Plan (SWPPP) has been publicly noted without objection as of November 16, 2012.  The Company does not view the current environmental liability to be material as of April 30, 2016 as the amount is estimated to be below $5,000.

Employees

As of the date of this registration statement, we have five full time employees, four in Idaho plus our Chief Executive Officer in Utah.

Research and Development

We have not incurred any research and development expenditures since our inception.

Patents and Trademarks

As of February 23, 2016, The United States Patent and Trademark Office issued the company Certificates of Registration for the following marks: FortisparÒ (K feldspar), TrueQÒ (quartz), HalloPureÒ (standard halloysite), and ULTRA HalloPureÒ (high purity halloysite).

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

For the next twelve months, management anticipates that the minimum cash requirements to fund our permitting activities, begin longer duration mine building activities and our general continued operations will be approximately $2,500,000. Accordingly, we do not have sufficient funds on hand to meet our planned expenditures over the next twelve months and will be required to raise additional financing.

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

Our financial statements include disclosures expressing substantial doubt about our ability to continue as a going concern; as a result we could have difficulty finding additional financing.

Our financial statements have been prepared assuming that we will continue as a going concern.  We have not generated significant revenues from our main operations since inception and have accumulated losses.  As a result, our financial statements include disclosures expressing substantial doubt about our ability to continue as a going concern.  Our ability to continue our operations depends on our ability to complete equity or debt financings or generate profitable operations.  Such financings may not be available or may not be available on reasonable terms.  Our financial statements do not include any adjustments that could result from the outcome of this uncertainty.

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

HELMER-BOVILL PROPERTY

We own a 100% interest in our lead mineral project called the Helmer-Bovill Property.  Our activities at the Helmer-Bovill Property are focused on developing the Bovill Kaolin Project and the WBL Tailings Project, which are located within the Helmer-Bovill Property.

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

Mediation was successful and the Plaintiffs and the Company entered into an agreement in principle to settle the parties’ claims against one another that was documented in a Binding Settlement Term Sheet.  Thereafter, on December 2, 2015, we settled all lawsuits relating to the Helmer-Bovill Property pursuant to the terms of the Settlement Agreement.  Under the terms of the Settlement Agreement, we paid IIM the aggregate sum of $100,000 (the “I-Minerals Payment”) for the release of any and all claims made against us under the lawsuits by the Ball Entities and the Plaintiffs.  In addition, IIM and NWK have expressly acknowledged and agreed that, upon receipt of the I-Minerals Payment, we have fulfilled all of our duties and obligations under the terms of the IIM Agreement relating to our Helmer-Bovill Property, and that any and all rights and claims of IIM and NWK to the mineral leases making up the Helmer-Bovill Property will be released and extinguished.  Refer to “Legal Proceedings” below for further information.

The technical information appearing below concerning the Helmer-Bovill Property is derived from the technical report titled Bovill Kaolin Project, Latah County, Idaho, USA, NI 43-101 Technical Report - Feasibility Study, Prepared For I-Minerals USA, Inc. with contributing consultants GBM Engineers LLC, Mine Development Associates. HDR Engineering Inc., SRK Consulting (U.S.), Inc., Tetra Tech, Compiled By GBM Project Number: 0530.

Description of Property

The Helmer-Bovill Property is a development stage open pit mining operation which will produce quartz sand, K- feldspar sand, kaolinite clay and halloysite clay.  The area has been mined historically for similar products.

The Helmer-Bovill Property is located at geographical coordinates 46° 52' 43.5" N. latitude and 116° 25' 47.2" W longitude (State Plane, NAD 83, Zone 1103, Idaho West: 1 900 717 N, 2 454 671 E) in Latah County, Idaho, USA.  The property currently totals 5,140.6 acres. The mineral leases are not adjoining, but are situated within three surveyed townships near the town of Bovill, Idaho.

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

In 2002, we acquired from IIM, through our wholly owned subsidiary Alchemy Kaolin Corporation, 16 State of Idaho mineral lease applications in Latah County, Idaho, to cover deposits of feldspar, kaolin, and quartz located near Bovill, Idaho. In 2003, we converted these applications to ten mineral leases and subsequently obtained two more mineral leases. Renewal applications for all 12 leases were filed on April 27, 2012 with a US$3,000 application fee. As part of the renewal process, Idaho converted the 12 mineral leases into 10 revised mineral leases which were issued on February 28, 2013. Subsequently, during 2013 the State of Idaho granted one additional mineral lease to us. At this time, we hold 11 mineral leases totaling 5,140.64 acres. All current leases are valid until 2023. Due to recent changes in the law, we are exploring various options for renewal.  All leases are subject to rental fees of US$1.00/acre/y and a production royalty of 5 percent of gross proceeds.

The production royalty is prepaid at a rate of US$500 per lease for the first five years, and increases to US$1,000 per lease for the second five years of the lease. The surface rights of the 11 mineral leases are owned by both the State of Idaho and some private landowners.  However, the surface right of the mineral leases specific to the resource estimation contained in this report are all owned and administered by the State of Idaho.  The U.S. Army Corps of Engineers (“USACE”) owns the surface rights of all waterways located within the mineral lease boundaries.

The details of the mineral leases that comprise the Helmer-Bovill Property are summarized below:

Table 4-1: Mineral Leases

Mineral Lease No.	Township	Range	Section	Legal Description	Endow- ment	Status	Acres
E410005	41 North	1 West	16	Govt Lots 1-2, N2SE	PS	FS	172
E410006	41 North	1 East	18	Pt Gov Lot 2, NE, E2NW, W2SE, W2SESE	PS	FS	377.75
E410007	41 North	1 East	17	W2NE, W2NENE, SESE	PS	FS	140
E410007	41 North	1 East		NW, N2SW, S2SWSE	CI	FS	260
E410008	40 North	1 West	6	Govt Lots 9-11, SENW, E2SW, SWNE, W2SE	CI	FS	370.8
E410008	40 North	1 West	8	SW	CI	FS	160
E410008	40 North	1 West	17	NWNW and right of way in S2NE and N2SE	CI	FS	53.17
E410009	40 North	1 West	6	E2SE	CI	MO	80
E410009	40 North	1 West	8	S2NE, NENE, SE	CI	MO	280
E410009	40 North	1 West	17	S2NW, NENW, N2NE, SENE, NWSE less right of way	CI	MO	269.5
E410010	41 North	1 West	23	Govt Lots 5-8, E2SW	PS	FS	242.44
E410010	41 North	1 West	23	Govt Lots 1-4, W2SE	NS	FS	242.52
E410010	41 North	1 West	35	NWNW	PS	FS	40
E410010	41 North	1 West	36	SESW, SWSE	PS	FS	80
E410011	41 North	1 West	27	Govt Lots 1, 2, and 4	PS	FS	117.19
E410011	41 North	1 West	27	Gov Lot 3, W2NW, SENW, S2NE, N2S2, NENE	NS	FS	438.73
E410012	41 North	1 West	24	Govt Lot 3	PE	MO	41.41
E410012	41 North	1 West	36	NENW, NESW	PS	MO	80
E410013	41 North	1 West	20	W2NE, NENE, W2SE, SESE	NS	FS	240
E410013	41 North	1 West	21	N2, S2SW	NS	FS	400
E410014	41 North	1 West	16	Gov Lots 3 and 4, NW, N2SW, S2NE	PS	FS	413.78
E410014	41 North	1 West	24	Gov Lot 2, E2NW, NWNE	PE	FS	161.35
E410015	41 North	1 West	22	N2SE, SESE, N2, NESW	NS	FS	480
Total							5140.64

The WBL Tailings Project is located on mineral lease E410013 and covers an area of approximately 650 feet wide by 900 feet long.

Location, Access and Infrastructure

The Helmer-Bovill Property is accessed by road from the town of Lewiston by following U.S Highway #12 to State Highway ID-3 N to Deary and then State Highway ID-8 E for 4 mi, then turning left on Moose Creek Road/National Forest Road 381 and following for 5.5 miles. ID-3 S/ID-8 W is an improved two lane road, while Moose Creek Road/National Forest Development Road 381 is a dirt/gravel road that provides access to State and Federal lands. In addition, access to specific areas to be mined will require either upgrades to former logging roads or construction of new access roads.

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

Royalties, Agreements and Encumbrances

We have rights to develop the Project through minerals leases issued by the State of Idaho (Leases).  These Leases were acquired from IIM and are held by I-Minerals, based on an Assignment Agreement with Contingent Right of Reverter (the Agreement), dated August 12, 2002, between I-Minerals USA (formerly Alchemy Kaolin Corporation) and IIM.  The Agreement has been subject to several amendments and ratifications between the parties, dated effective August 10, 2005, August 10, 2008, and January 21, 2010.  Under the terms of the Agreement, I-Minerals acquired a 100 percent interest in the property by issuing a total of 1.75 million shares of our common stock to IIM.  These shares were issued on a staged basis with the final block of shares was delivered on January 23, 2013.

The State of Idaho retains a 5 percent gross production royalty due upon commencement of any mineral production.

Environmental Liabilities

The Leases we hold cover areas of historic open pit mining.  These areas include open pit mines, waste dumps and tailings areas.  At this time, there are no known environmental liabilities associated with the exploration work we have conducted, and all activities to date are covered under general State and Federal authorizations for exploratory work.  We submitted an original bond of US$750 to the IDL to cover environmental liabilities associated with its exploration work.  This bond remained in place throughout the work, but it was refunded in December 2012. On November 1, 2010, the State of Idaho revised its bonding program, and since that time, we have been paying a reclamation bond of US$100 per lease per year. IDL also requires bonding for each individual Land Use Permit for exploration work requested.  At present, IDL is holding a cash bond of $6,203.  All reclamation bonding is current through October 31, 2016, and the IDL has approved all reclamation conducted to date.

Permits

We are currently permitted for the following activities at the Bovill Project site (IDL mineral leased lands).

Exploration Activities

We conducted exploration activities in accordance with Idaho Administrative Procedure Act (IDAPA) 20.03.02.060 – Exploration Operations and Required Reclamation. We originally filed a Notification of Exploration (NOE) with the IDL in 2000, which was later amended for surface exploration and drilling programs.  Exploration disturbances have been reclaimed, and approved by the IDL.

Mining Activities

We are permitted through an approved Mine Plan of Operations and Reclamation Plan from IDL for the mining of approximately 10 acres of feldspathic sands from June through October for up to 10 years (2012 through 2022). These feldspathic sands were deposited as tailings from clay mining operations that occurred on or near our mineral leases between 1956 and 1974. These activities are conducted under a National Pollutant Discharge Elimination System’s (NPDES) 2008 Multi-Sector General Permit (MSGP) for Stormwater Discharges Associated with Industrial Activities (Permit Number IDR05CU73). The stormwater permit became effective on November 8, 2012, and has been extended until June 4, 2020.

Permits to be Acquired for the Project

A review of Project plans identified a range of environmental permits, review processes, and authorizations required for construction, operation, and closure. Development of the Project will require approval of a Plan of Operations and Reclamation Plan by IDL (IDAPA 20.03.02), and an updated NOI for coverage under the NPDES MSGP for industrial activities (Sector J3: Mineral Mining and Dressing/Clay, Ceramic, and Refractory Materials). In addition, a State air quality permit will be required for emission sources, including dryer stacks and fugitive dust.  Closure of the mine requires IDL approval of a detailed Mine Site Reclamation and Tailings Closure Plan. Also, monitoring of certain resources will likely be mandated through the State mine permitting process as well as through the Federal NDPES stormwater general permit.

A goal of the Project design is to avoid disturbances in jurisdictional wetlands or other waters, so that a Clean Water Act Section 404 permit will not be required, or at most, be limited to Section 404(e) Nationwide Permit 14 (nationwide permit) for minor fill. No federal lands or federal permits (except for the stormwater general permits) are anticipated in the Project plans, and as such, a National Environmental Policy Act (NEPA) environmental review of the proposed Project is not anticipated (other than resource information required as part of the stormwater general permits).

Climate and Physiography

The climate at the Helmer-Bovill Property is characterized by an estimated average annual precipitation of 38.82 inches, with the highest values recorded between October and March (71% of the annual precipitation). The average annual minimum and maximum temperatures are 30.1°F and 55.7°F, respectively; with average monthly minimum and maximum temperatures ranging from 18.5°F to 41.7°F and 41.1°F to 83.3°F, respectively.

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

Mineralization

The Helmer-Bovill Property hosts four different deposit types. These include primary Na-feldspar deposits, residual K-spar-quartz-kaolinite-halloysite deposits, transported clay deposits and K-spar-quartz tailings deposits (which are located at the WBL Tailings Project).

The primary Na-feldspar deposits are hosted within granitic border phases of the Thatuna granodiorite. The transported clay deposits are hosted primarily within the Latah formation. This formation was deposited primarily in shallow lakes dammed by Columbia River Basalts. Extensive weathering of feldspathic source terrains constitutes the provenance of these clays. The residual deposits are derived from saprolitic weathering of the Thatuna granodiorite-granitic phases. In general, Na-feldspar alters to kaolinite and halloysite. These clays are accompanied by residual K-spar and quartz and are the subject of this report.

The WBL Tailings Project hosts K-spar and quartz.  The tailings were deposited on a gently east-northeast sloping hillside and also with an impoundment structure located at the base of the slope.  Exploration trenches indicate the tailings are in excess of 17 ff. deep in most places.  In general, the sloping portions of the tailings are composed of coarser material and the flat lying portions at the base of the slope are composed of relatively finder materials.  The tailings appear to be continuous based on observations from test pits.

Feldspars

The unweathered Thatuna Batholith represents a source carrying a high total feldspar abundance, of which a significant proportion is Na-feldspar.  In the strongly weathered Thatuna Batholith rocks plagioclase (Na-feldspar) shows nearly complete alteration to a kaolin mineral, but much of the K-spar survives alteration.

Quartz

Exploration and drilling results indicate that the quartz in the Thatuna batholithic rocks is relatively free of Fe-bearing mica or oxide inclusions.  The analytical values for the trace elements in the quartz are very near or below detection limits for the electron microprobe and indicate that quartz from the Moose Meadows area is essentially free of impurities. This data suggests that the area has excellent potential to produce a glass-grade product that might be processed further into feed stocks for the high purity quartz market.

Clay Minerals

The kaolinite group of clay minerals includes four minerals that are similar chemically, but differ with regard to crystal structure.  Two of these kaolinite group minerals, kaolinite and halloysite are the major clay minerals in the Helmer-Bovill area clay deposits. Crystal structure differences are important and control properties relevant to their commercial applications. Kaolinite occurs as distinct platelets, whereas halloysite forms tubes and spheroids. Although halloysite also has a plate-like crystal form, imperfections in its crystal lattice cause the crystal to “roll up” into the tubular forms. There are two varieties of halloysite, the four-water variety and the two-water variety. The two-water variety is a dehydrated version of the four-water halloysite and is almost impossible to distinguish from poorly crystallized kaolinite. Both varieties of tubular halloysite and poorly crystallized kaolinite exhibit poor viscosity.

Residual clays developed on weathered granitoid in the Helmer-Bovill area are a mixture of halloysite and kaolinite, with the concentration of total clay dependent upon the degree of weathering. Drilling shows that halloysite content decreases with depth as the effects of weathering diminish. In tests on two samples from the WBL north pit, GMT (2005) demonstrated that there is a significant halloysite fraction in the residual clay.  The work done by GMT indicates that the quality of the residual clay from the WBL pit is high enough to be used in some high-end specialty paper, paint, and ceramic markets. Work done by I-Minerals and further continued by GMT show that a wet process using proven gravity separation equipment can produce a high-quality halloysite product that will gain attention of halloysite markets.

Deposit Type

The mineral deposit consists of residual deposits containing primarily K-spar, quartz and clays. The mineral deposit is underlain by the Thatuna Batholith, composed mainly of Na-feldspar, K-spar and quartz. Weathering has created a residual saprolite horizon which directly overlies the bedrock from which it was derived. During the natural processes of weathering, the original plagioclase feldspars (Na-feldspar) have preferentially broken down to produce the clays kaolinite and halloysite. The K-spars have resisted weathering to a degree and much of the original component remains as free grains. Similarly, the quartz component of the host rock remains as free grains in the weathered material.

Minerals of economic interest include the following:

  Halloysite clay, an aluminosilicate with hollow tubular morphology in the submicron range
  Kaolinite clay, hydrated aluminum silicate used in ceramics, rubber, plastics, etc and when calcined becomes a metakaolin clay, or dehydroxylated kaolin clay, which is reactive (Pozzolan) and enhances the strength, density and durability of concrete and ceramics
  K-feldspar, uniquely suited to ceramic formulations requiring an alumina source
  Quartz, silicon dioxide (SiO2) a component of various types of glass.

Exploration, Drilling and Bulk Sampling/Pilot Testing

Exploration Programs

During the period from 1999 through the end of 2001, the exploration work included the acquisition of over 6,000 acres of mineral lease applications, the compilation of an extensive file on the results of previous operations, and new drilling programs.

During 2002 and 2003, geologic mapping and petrographic studies were performed. An electron microprobe analytical study was conducted on field samples, quartz products and feldspar products from earlier work. Following petrographic and microprobe studies, select intervals of residual deposits from the 2000-2001 drilling program were sent to Mineral Resource Laboratory (MRL) for process testing.

Since 2003, all exploration work completed on the property has involved diamond core drilling.  The Mineral Resource estimate in this study report is based on data and information gathered during these diamond drilling programs.

The exploration work we conducted was used to target generalized rock types and their weathering by-products.  The work was successful in defining four target areas which were subsequently tested by diamond drilling.  SRK Consulting (SRK) reviewed the exploration procedures and sampling methods as part of the pre-feasibility study completed in 2014 and found that the work was conducted by trained professionals to industry standards for a deposit of this type. SRK also stated that the exploration methods were successful in defining their intended targets and that similar techniques would be appropriate to expand the resource base if necessary.

Drilling Programs

During 2000-2001, a 41-hole diamond drill program was completed at the Property, focused on both bedrock feldspar deposits and residual deposits. Approximately 50% of the drill holes penetrated residual deposits at or very near the surface. A total of 4,063 ft. were drilled during this program. All holes were surveyed by Rim Rock Surveying.

In 2003, a 12-hole, diamond drill program was completed at the Project, testing for residual deposits over a broad area. A total of 1,333 ft. were drilled in this program. The core was split, sampled, and described in detail within a previous Technical Report and in petrographic reports prepared for I-Minerals All holes were surveyed with a hand held GPS with an accuracy of several meters.

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

In 2010, a 10-hole, diamond drilling program was completed in the WBL Pit and Middle Ridge areas. Five holes were completed in each area, on 400 to 900 ft spacing. A total of 1,195 ft were drilled in this program. All holes were surveyed by Taylor Engineering with a differential GPS with centimetre accuracy.

In 2011, a 66-hole, diamond drilling program was conducted in the WBL Pit and Middle Ridge areas. At Middle Ridge, 45 holes were drilled and at WBL, 21 holes were drilled. These holes were mostly located on 200 ft spacing with a few on 400 ft. A total of 7,747 ft were drilled during this program. All holes were surveyed by Taylor Engineering with a differential GPS with centimetre accuracy.

In 2013, a 167-hole, diamond drilling program was conducted in the Middle Ridge deposit and in two new areas referred to as Kelly’s Hump North and South. At Middle Ridge, 21 additional holes were completed to provide a drill pattern on 100 ft spacing in the area hosting higher halloysite grades. In the Kelly’s Hump area, a phase one program was completed with 17 holes spread though out the elevated area of the north south trending ridge. These were generally spaced at approximately 400-800 ft with all but one, located in the northern area. A Phase 2 program was completed with 113 additional holes on 100 ft spacing in the Kelly’s Hump North area, and 16 holes on 200 ft spacing in the Kelly’s Hump South area.. A total of 17,811 ft. were drilled during this program. The drill hole locations were first laid out by Taylor Engineering with a differential GPS and then once the drill rig was set up any offsets were measured with a tape measure.

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

Figure 4.  Drill Hole Locations

Historical Testing

Various investigators have undertaken mineralogical, beneficiation, and product characterization testing programs on material taken from our Helmer-Bovill property. This testing includes primary material from the Bovill deposit, as well as secondary material—referred to as WBL Tailings—that was generated from a previous kaolin clay mining operation at the site during the 1960s and 1970s.

Much of the process developed to recover the minerals was conducted by two principal investigators: Ginn Mineral Technology (GMT) and the Mineral Research Laboratory (MRL) of North Carolina State University. GMT completed the developmental work on the clay (halloysite and kaolinite) circuit, using bench-scale (pounds of material) and pilot plant (hundreds of pounds) process demonstrations. Similarly, MRL carried out the development work on the sand circuit (k-spar and quartz), also employing bench-scale and pilot plant process demonstrations. Both service providers produced products of a suitable grade and quality for detailed characterization, and suitable for commercial production.

The bench-scale testwork conducted by GMT demonstrated the responsiveness of the clay to conventional physical and chemical beneficiation methods. The bench-scale testing results were further reinforced with five pilot plant demonstrations. The first two were conducted in July 2008 and July 2010, and were modest in scale. Subsequently, three additional small-scale pilot tests were conducted to explore alternative process flowsheet arrangements. The data generated from these tests confirmed the results of the previous tests, both quantitatively and qualitatively, including definition of the circuit for the recovery of halloysite.

Additional testing and development was conducted in 2011 and 2012 on bulk samples and composites to confirm previous work and generate material for product development. Process development work focused on assessing alternative physical separation technologies for the kaolinite/halloysite separation preparation. The results from this more recent testing confirmed the previous work, which improves the confidence in the viability of the process to generate saleable products.

Historical kaolinite mining activities on the property generated a feldspathic sand tailings material, which is referred to as WBL Tailings. These tailings are considered representative of the sand fraction of the material derived from the Bovill resource.  Primary material from the historical WBL pit was also used in testing. The sand material was prepared from the sand separated from the clay as part of the clay testwork programs undertaken by GMT.

Initial testing on the WBL Tailings focused on recovery of K-feldspar from quartz including unit operations, operating conditions, and general equipment arrangement. A basic set of parameters for conventional beneficiation methods was established at the bench test level.  Later, a comprehensive pilot plant campaign was undertaken based on the findings of the bench-scale testing. The objective was to determine engineering and operating data that would facilitate the design of a commercial process plant. A 35-ton bulk sample of WBL Tailings was processed on a continuous basis, facilitating the preparation of a sizable quantity of product concentrates as well as the optimization of unit operations. The process employed conventional unit operations and was successful in achieving the stated objectives.

MRL was also retained to provide design the quartz purification process. Mirroring previous development work on the K-feldspar flowsheet, MRL performed bench-scale testing to provide preliminary data to design and plan a more comprehensive pilot plant campaign. Pilot campaigns were conducted in late 2011 and again mid-2012, which demonstrated the ability to produce suitable quartz products from both WBL Tailings and primary material. Due to constraints on material, budget, and time, the processing regime was not optimised during these campaigns.

Initial Clay Testing

GMT reported on a clay processing pilot plant trial that used material sourced from the Kelly’s Hump location (Drill Hole RC13-5263). The sample was extracted from a depth of 10 ft to 15 ft and totalled about 12,000 lbs.

The primary purpose of the testwork was to optimize the separation of halloysite from kaolinite. Other stated objectives of the work were to optimize the brightness of the halloysite by employing physical and chemical beneficiation methods, and to produce a metakaolin product and assess its pozzolanic properties. The testing undertaken by GMT was conducted using American Society for Testing and Materials (ASTM) and Technical Association of the Pulp and Paper Industry (TAPPI) standards in line with previous testing campaigns and industry practice.

The bulk sample was processed to remove the sand component (+325 mesh). Reconciliation and mass balancing determined that approximately 78% of the feed mass reports to the +325 mesh sand fraction, with the other 22% reporting to the fine clay fraction. The sand fraction was then shipped to MRL for further feldspathic sand testing.

As shown in Table 0-2, a two-stage beneficiation process employing both centrifugation and differential flotation yielded the brightest product. Differential flotation also produced the highest grade halloysite, exceeding 90%. Final product processing then explored cleaning the concentrates with either acid leaching or magnetic separation, or cleaning them with a combined magnetic separation with acid leaching step. A single-stage processing route with magnetic separation alone was the most effective in improving the brightness of the finished products by removing mica gangue from the concentrate. Further improvements were realized with the inclusion of an acid leaching stage for the non-magnetic product. Finally, a coarse kaolinite product was prepared from the 3” hydrocyclone underflow for conversion into metakaolin. The sample was prepared by calcining the kaolinite at 850°C for appraisal as a pozzolanic material.

Table 0-2: Clay Processing Product Recoveries

ID	Process flow description	Stage yield (%)	Cumulative yield (%)	TAPPI brightness (%)
1	+325 mesh screened fraction	78	78	NA
2	-325 mesh screened fraction	22	22	63.00
3	3” hydrocyclone overflow	90	19.8	64.43
4	50% classification of overflow (fine)	50	9.9	71.98
5	50% classification of overflow (coarse)	50	9.9	52.1
6	35%/50% classification of overflow (fine)	33	6.5	73.51
7	35%/50% classification of overflow (coarse)	67	13.3	56.07
8	Differential flotation of Item 4	71	7.0	75.72

The clay testwork demonstrated the ability to produce varying grades of halloysite and kaolinite concentrates. The extent of the process to be deployed in the commercial plant will largely be determined by the size and value of the halloysite product markets. Market research indicates that there is a market for both standard-grade and high-purity halloysite, and therefore, differential flotation is incorporated in the process flowsheet. Market research also shows that while there is a limited market for the type of kaolin produced from Bovill ores, there is a robust market for metakaolin. Therefore, all of the Bovill kaolin will be converted to metakaolin.

Current Testing

The current testwork is mainly focussed on the development of both sand and clay circuits, further product definition and characterization, and initial OEM equipment testing in preparation for detailed engineering. Previous testwork on the feldspathic sands provided engineering definition sufficient for the completion of engineering and feasibility assessment. However, additional testing in 2015 confirmed earlier results, optimized the processing scheme, and added some refinements regarding purification of the products.

Representative Sample Collection

In mid-2014, bulk metallurgical samples were collected from 9 trenches using an excavator. The trench locations were selected based on the local geology and results from adjacent drill holes. Selection of the sample locations was reviewed and approved by SRK’s Principal Resource Geologist, Dr. Bart Stryhas.

The mineral composition of the deposit is relatively homogeneous with the exception of halloysite content. The selected sample locations are in the expected mining areas, and either rich in halloysite (6 locations in the Kelly’s Hump area and two locations in the Middle Ridge area) or void of halloysite (one location in the Kelly’s Hump South area).

Depth of the ore-bearing layer, and depth of the overburden were also considered when selecting the sample locations.  The depth to the ore layer (weathered granodiorite) was determined for each hole, and an excavator dug through the overburden to the top of the mineralized layer to approximately 5 feet below. The samples were collected, placed in large bulk bags, and shipped to GMT for clay and sand separation. The samples were not blended in the field, but were sent to GMT in three discrete samples; Kelly’s Hump (halloysite rich), Kelly’s Hump South (halloysite void), and Middle Ridge (halloysite rich). GMT processed the clay fraction and shipped the sand to MRL for additional bench and pilot scale testing.

While these samples cannot be considered statistically representative of the entire ore body, they are characteristic of the ore that is expected to be encountered during the mining and processing of the Bovill Project. The sampling techniques, and the metallurgical samples collected are considered suitable for bench and pilot plant metallurgical testing to define and confirm the process recovery scheme and final product quality.

Table 13‑3: Current Testwork

Description	Organization	Report Title	Report Date
Halloysite and Kaolin Processing Trials	Ginn Mineral Technology	Production Trials of the Kelly’s Hump and Middle Ridge Crude Resource Ore	January 2015
Processing for brightness improvement	Ginn Mineral Technology	Middle Ridge Differential Flotation Product Brightness Optimization	April 2015
Ore characteristics and impact crushing tests	Stedman Machine Company	Test Results for GBM Engineers/I-Minerals	May 2015
Tailings thickening and filtration testing	Bilfinger Water Technologies, Inc.	Filtration Test Report No. LAB315090	July 20, 2015
Slurry rheology and filtration tests on kaolin, and halloysite products	Resource Development Inc.	Bovill Rheology and Filtration Results	September 22, 2015
Synopsis of sand bench and pilot scale testing	North Carolina State University – Mineral Research Laboratory	TBD	March 2016

Clay Processing

The samples described in Section 13.2.1 were shipped to GMT in Sandersville, Georgia, USA. GMT received 26.3 tons of Kelly’s Hump (halloysite-rich) material, 4.4 tons of Kelly’s Hump (void of halloysite) material, and 6.3 tons of Middle Ridge (halloysite-rich) material for production scale trials. Results of the trials were reported in January 2015.

Each of the three samples was treated individually. The halloysite-rich samples from Kelly’s Hump and Middle Ridge were treated in a similar manner, whereas the Kelly’s Hump South sample was treated using an abbreviated program due to its lack of contained halloysite.

Figure 13.3 presents the processing scheme used for the two samples containing halloysite, and Figure 13.4 presents the processing scheme for the Kelly’s Hump South sample.

Table 13-4 summarizes the key material balance data of the three samples after processing according the processing schemes presented above.  The most significant difference in the products is the brightness values.  At greater than 70% brightness, the Middle Ridge products were much higher than the other two resource products.  Product from Kelly’s Hump South had the lowest brightness, at 47%.

Recovery of Clay Products

Combined clay products (halloysite together with kaolinite) in the ore account for 16-18% of the total feed. The clays are separated from the other constituents in the ore based on particle size and apparent density. Virtually 100% of the clay is recovered as standard purity halloysite, high purity halloysite or kaolinite (metakaolin).

The split of recovery between standard grade halloysite and high purity halloysite is dictated more by market conditions than any inherent differences in the products. The market for high purity halloysite will be satisfied first with the market for standard grade being satisfied on a secondary basis. If necessary, any remaining halloysite can be blended with kaolinite and calcined to create metakaolin.

Kaolinite recovery is 100% of this constituent in the ore with the only loss being in the calcining step, where the kaolinite is heated to about 850o Celsius. The conversion of kaolinite to metakaolin by calcining removes most of the water of hydration and results in approximately 10% loss of mass. As a result, the recovery of kaolinite is effectively 90% of the amount of kaolinite in the feed.

Sand Recovery

Feldspathic sand (k-feldspar together with quartz) makes up approximately 75% of the material in the ore. Processing of the sand involves separation of the quartz from the potassium feldspar and purification of the resulting separate streams. In this process there is removal and rejection of iron bearing minerals (muscovite and biotite) and losses of fines to the tailings stream. Testwork results show that the recovery of quartz and potassium feldspar from the ore feed is approximately 58.5% each which is equivalent to approximately 78% recovery from the sand component in the feed.

Overall Product Recovery

The sum of all products recovered from the feed ore is approximately 61%. The remaining 39% is lost to tailings as sand fines or impurities removed in the upgrading of the sand product

Table 13-4: Product Yields

PROCESS FLOW DESCRIPTION		Kelly’s Hump		Middle Ridge		Kelly’s Hump South
		Process Recovery / Yield %	Yield from Total Dry Resource %	Process Recovery / Yield %	Yield from Total Dry Resource %	Process Recovery / Yield %	Yield from Total Dry Resource %
+ 325 Screened Fraction + Sand		76.8	76.8	77.9	77.9	76.2	76.2
< 325 Screened Fraction (clays and waste)		23.2	23.2	22.1	22.1	23.8	23.8
3” Hydrocyclone Overflow (combined clays)		88.1	20.4	83.3	18.4	83.5	19.9
50% Classification of Overflow (halloysite)	Fine Fraction	43.8	8.9	46.6	46.6	NA	NA
50% Classification of Underflow (kaolinite)	Coarse Fraction	56.2	11.5	53.4	53.4	NA	NA
Differential Flotation from 50% Classification Fine Fraction Of Overflow (high purity halloysite)		58.2	5.2	58.5	5.0	NA	NA

As shown in Table 0-4, regardless of the ore source, the sand portion (+325 mesh), makes up 76-77% of the sample. This portion reports to the sand processing area of the plant. In the case of the 2014 bulk sample, the sand portion was shipped to MRL for further testing.

The clay fraction of the ore (-325 mesh) contains the kaolinite and halloysite clays in addition to grit, which is rejected in the 3” cyclone operation. The cyclone underflow, which contains the grit, reports to tailings and makes up approximately 4% of the ore (in the case of the 2014 bulk samples). This material is categorized as waste in the mineral resource and mineral reserve estimates. The 3” cyclone overflow contains the clays (18-20% of the total feed) which are further processed using a centrifuge to separate standard-grade (70%) halloysite (50% classification of overflow) and kaolinite (50% classification of underflow). The halloysite is further concentrated using differential flotation to high-purity halloysite (+90%).  Recent tests by First Test Minerals showed 96% halloysite contained in a sample of high purity halloysite. Because essentially all of the material in the 3” cyclone overflow is recovered into one of the three final clay products, the process recovery of the clays from this point is 100%.

Drillhole Database

The drillhole database supporting the resource estimation consists of 338 diamond core drillholes totaling 37,416 ft. The shallowest hole is 20 ft, the deepest is 260 ft and the average is 111 ft. The block model was subdivided into four model areas based primarily on the geographic location and somewhat by sample support represented by the average drill spacing. The WBL area is drilled mainly on 200 ft centers. The Middle Ridge area has an inner portion drilled on 100 ft spacing which is flanked by drilling on 200 ft spacing. The Kelly’s Hump North area is mainly drilled on 100 ft spacing with one area drilled on 200 ft spacing. The Kelly’s Hump South area is all drilled on 200 ft spacing. Each sample within the drillhole database is characterized by the relative proportions of sand, kaolinite clay, halloysite clay, and waste. The sum of these four components equals 100% of each sample. These four variables were estimated as the resource material of this report.

Figure 14-1: Drillhole Locations (Black Dots), Clay Shell >=10% (Blue), Clay Shell >1-<10% (Teal Mineral Resources are classified under the categories of Measured, Indicated and Inferred according to CIM guidelines. Classification of the resources reflects the relative confidence of the grade estimates and the continuity of the mineralization. This classification is based on several factors, including sample spacing relative to geological and geo-statistical observations regarding the continuity of mineralization; data verification to original sources; specific gravity determinations; accuracy of drill collar locations; accuracy of topographic surface; quality of the assay data; and many other factors that may influence the confidence of the mineral estimation. No single factor controls the resource classification, but rather each factor influences the result.

The Mineral Resources are classified as “Measured” and “Indicated” based on the drillhole spacing. Measured resources are assigned where the average drillhole spacing is 100 ft. or less, while all other areas, where drillhole spacing averages 200 ft, are classified as “Indicated”.

Table 0-5: Indicated Mineral Resource Statement, (as of 26 October 2015)

Classification	Location	Tons (M)	Qtz & K-feldspar Sand (%)	Kaolinite (%)	Halloysite (%)	Qtz & K-feldspar and Tons (000s)	Kaolinite Tons (000s)	Halloysite Tons (000s)
Measured	Kelly’s Hump	3.54	75.98	13.08	3.86	2,688	463	137
	Middle Ridge	2.18	77.43	10.95	4.15	1,690	239	91
	All	5.72	76.53	12.27	3.97	4,378	702	226
Indicated	Kelly’s Hump	7.50	55.22	14.81	2.77	4,140	1,110	208
	Middle Ridge	5.14	58.85	17.91	3.61	3,023	920	185
	WBL Pit	2.90	58.43	13.31	1.62	1,694	386	47
	All	15.53	57.02	15.56	2.83	8,857	2,416	440
Measured and Indicated	Kelly’s Hump	11.04	61.87	14.26	3.12	6,828	1,574	344
	Middle Ridge	7.32	64.39	15.83	3.77	4,713	1,159	276
	WBL Pit	2.90	58.43	13.31	1.62	1,694	386	47
	All	21.26	62.27	14.67	3.14	13,235	3,119	667

Source: SRK

MINERAL RESERVE ESTIMATES

Pit Designs

Detailed pit designs were completed including three pit designs in the Kelly’s Hump area, one design in the South Kelly’s Hump area, and two designs in the Middle Ridge area. The total ultimate pit is considered the combination of the three designs and is below in the figure titled “Ultimate Pits and Dumps”.

2443000
2444000
2445000
2446000
2447000
1908000
1907000
1906000
1905000
1904000
North Kelly's Hump Pit (Phase 1)
Middle Ridge Pit (Phase 1)
North Kelly's Hump Waste Dump
North Kelly's Hump Pit (Phase 2)
North Kelly's Hump Pit (Phase 3)
South Kelly's Hump Pit
South Kelly's Hump Waste Dump

CLIENT

I-Minerals Inc.

CONSULTANT

MINE DEVELOPMENT ASSOCIATES

N
W E
S

0 500 100

Feet

PROJECT

BOVILL KAOLIN PROJECT
IDAHO, USA

TITLE

ULTIMATE PITS AND DUMPS

COORDINATE SYSTEM:	SPCS 1983 W-F
DDD-MM-YYYY:	12 February 2016
FILE NAME:	P:\Tons Projects\I-Minerals\Bovill\Reports\Tables & Figures\UltimatePit.dwg

Mineral Reserves

Mineral reserves for the project were developed by applying relevant economic criteria in order to define the economically extractable portions of the resource. MDA developed the reserves to meet NI 43-101 standards. The NI 43-101 standards rely on the CIM Definition Standards on Mineral Resources and Mineral Reserves adopted by the CIM council. CIM standards define Proven and Probable Mineral Reserves as follows:

Table 0-1 reports the Proven and Probable reserves based on the pit designs discussed in previous sections for each case. Table 0-2 shows the reserves and associated waste by pit phase. The reserves are shown to be economically viable based on cash flows provided by GBM. MDA has reviewed the cash flows and believes they are reasonable for the statement of Proven and Probable reserves.

Table 0-1: Proven and Probable Reserves

Reserve	Proven	Probable	Total P&P
K Tons	4,155	4,548	8,702
Halloysite %	4.8	4.0	4.4
Halloysite K Tons	200	182	382
Kaolinite %	11.1	12.5	11.8
Kaolinite K Tons	460	568	1,028
Sand %	77.8	76.8	77.3
Sand K Tons	3,234	3,491	6,725
NSR	$165	$160	$162

Notes on Mineral Reserves:
Reserves are based on a $57.00 NSR cutoff grade and pit designs.
Rounding of numbers in mineral reserves listed above may cause apparent inconsistencies

Table 0-2: Proven and Probable Reserves by Phase with Associated Waste

Pit Phase	Proven and Probable Reserves								Waste K Tons	Total K Tons	Strip Ratio
	K Tons	Halloy %	Halloy K Tons	Kaolin %	Kaolin K Tons	Sand %	Sand K Tons	NSR $/ton
North Kelly's Hump Phase 1	525	7.8	41	11.4	60	73.6	386	$ 181	386	911	0.73
North Kelly's Hump Phase 2	1,949	4.9	96	10.6	208	78.4	1,528	$ 165	1,017	2,967	0.52
North Kelly's Hump Phase 3	1,036	3.8	39	12.4	129	77.8	806	$ 160	580	1,616	0.56
South Kelly's Hump Phase 1	1,326	2.7	36	14.7	195	75.9	1,006	$ 154	750	2,076	0.57
Middle Ridge Phase 1	3,713	4.5	168	11.4	425	77.3	2,870	$ 163	1,831	5,544	0.49
Middle Ridge Phase 2	153	1.7	3	8.1	12	85.1	130	$ 147	160	313	1.04
Total	8,702	4.4	382	11.8	1,028	77.3	6,725	$ 162	4,724	13,426	0.54

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

Material Types

Material was broken into ore and waste categories for the purpose of scheduling. The waste consists of material inside of pit designs that is not included in Proven and Probable reserves

Ore definition used a $57.00 cut-off grade to be consistent with Proven and Probable reserves. In addition, ore was further defined into Low-Sand (below 75% sands), Med-Sand (above 75% sands), and High-Sand (above 80% sands). These cut-off grades were chosen because they provided reasonable amounts of halloysite, kaolinite, and sand products within the pit designs. This was important to provide some variability for blending of materials to maintain a generally consistent blend of the three different products.

Mining Method

The Project is planned as an open-pit, truck and excavator operation. The truck and excavator method provides reasonable cost benefits and selectivity for this type of deposit. Only open-pit mining methods are considered for mining at Bovill.

The material to be mined consists of clays and soils, and as such, no drilling or blasting is anticipated. Most sampling will be done from mining faces, however some auger drilling will be done where additional ore control data is required.

Product Markets

Products to be recovered by the Bovill Kaolin Project operation include:

  Quartz
  Potassium feldspar (K-feldspar)
  Metakaolin
  Halloysite

Information for this marketing study has been taken from landscaping studies carried out by Charles River Associates; independent studies carried out by DURTEC and First Test Minerals Ltd; the Roskill database; and trade analysis, combined with our internal marketing data including interviews, meetings and background information from clients.  Our customer marketing program has been ongoing for over five years, refining the products offered and markets to be served.

Quartz

All three grades of quartz are high-purity and low iron, and comparable to existing quartz products currently available in the marketplace from U.S.-based competitors. The grades all range from 99.86% to 99.97% silica (SiO2). The purest silica grade is aimed at high value markets, including chemicals manufacturing, solar glass, LCD, and lighting glass; while the other grades are potentially aimed at higher volume markets such as ceramics and container glass.

Through extensive market research, I-Minerals identified a potential market of 234,500 t/y, which more than covers the proposed production levels of 108,000 t/y. The majority of interest is for I-Minerals’ TrueQ™1 product, outlined at 126,000 t/y, which reflects the volume consumed by the glass industry. However, the focus of production will be on higher value applications, and interest has also been demonstrated for significant volumes of TrueQ™3.

The high-purity quartz market is very competitive, and I-Minerals will face aggressive competition from existing suppliers in the quartz markets, particularly to supply the high-purity quartz product, TrueQ™3. For sales into container glass and ceramics markets, transportation and logistics to volume quartz purchasers will be critical and form a significant portion of costs, especially to those located in eastern U.S.

Potassium Feldspar

The Project will produce high-grade K-feldspar, which gives it advantages over other feldspathic minerals in specialist ceramic and glass applications. Sources of K-feldspar are far less common than other feldspars, and it can therefore command a price premium. There is only one main supplier of high-grade K-feldspar in the U.S. (Pacer), although this material has a lower potassium oxide (K2O) content (minimum 9.5% K2O) than the proposed production from I-Minerals (minimum 13% K2O).  Additional domestic demand for K-feldspar is met by imports.

Customer interest is varied, and includes a range of companies from major tableware and glass producers to smaller ceramic mineral suppliers, as well as more specialist applications. I-Minerals identified markets for 39,200 t/y of its K-feldspar products, Fortispar™, in the U.S. domestic market, representing over 83% of proposed production. There has also been interest in this product from export markets.

Metakaolin

Metakaolin, produced by calcining kaolin at 650-800°C, is a highly reactive pozzolan suitable for use as a cementing material in concrete. I-Minerals’ metakaolin grade meets the specifications and standards for the U.S. concrete industry. Metakaolin particles are nearly ten times smaller than cement particles, which enables the production of a denser, more impervious concrete that is more durable and also has superior mechanical properties than concrete produced with conventional cement. The addition of metakaolin also reduces the setting time for the concrete and the alkali-sulfate reaction. Metakaolin with a lower brightness, as will be produced by I-Minerals, is used in larger volume industrial applications in construction, and in structural concrete, such as bridge decks, tunnels, and cooling towers.

The metakaolin will compete with other pozzolans, such as fumed silica and flyash. Fumed silica is a much more expensive product, while flyash is cheaper but has limitations.  Metakaolin is also produced in the State of Georgia, but this is a much whiter product, and finds applications in more decorative markets such as swimming pools and kitchen work surfaces. However, additional freight costs to the northwestern U.S. will make Georgia metakaolin a more expensive pozzolan in that region.

There has been significant interest in the proposed production from the Project, and a potential market has been identified that more than covers production, particularly in the northwestern U.S. The market identified is 71,451 t/y, although current production is forecast at 45,000 t/y. Prospective customers in Colorado, Montana, and Wyoming have expressed interest in metakaolin, particularly for use in mitigating the effects of acid-erosion. One of the main causes of concrete deterioration in the U.S. is from de-icing salt and marine salt.

Halloysite

Halloysite is derived from the weathering of feldspar to kaolinite, and subsequent additional weathering to halloysite. Halloysite is an alumina-silicate clay mineral, which occurs in a number of different colors. Commercial high-quality deposits are relatively rare and are currently mined in China, Turkey, New Zealand and the U.S.

The principal market for halloysite is in the production of porcelain and bone china, but more recently it has been used in technical ceramics for use in molecular sieves and in the manufacture of honeycomb catalysts.

Our halloysite has a unique structure which could be advantageous in securing new markets. It can be used as a carrier for active ingredients in cosmetics, personal care products, and pharmaceuticals; and has applications in nanotechnology, clean technologies, and environmental protection. Halloysite can also be used as a filler in polymers, and in trials, benefits have been demonstrated with its use in compounded polymers (for example nylon-6 and polypropylene). Its addition could be used to enhance flexural and impact strength. Our halloysite can also be used in volume market applications, such as animal feed and tile production. In tile production, halloysite produces a tough filter-cake, illustrative of its high green strength that imparts benefits in fast-fired tile production.

The market for our halloysite is one area where there could be significant upside potential when these developments in the life sciences, clean technologies, and nanotechnology are realized. However, many of these markets are currently in research and development, and are still unproven. Therefore, pricing levels and market sizes are speculative for the most part, and are not included as identified markets or for input into pricing models.

We have identified markets of 8,566 t for its halloysite grades, accounting for around 70% of its proposed production. Of this, 4,442 t are in North America, with larger volumes identified for fast-fired tiles and animal feed. Another 4,742 t are overseas, mainly in Europe, for higher value sales into polymer compounding. There are other potential market opportunities in South Korea, Taiwan, China, South America, and Europe, but these were not included in the total identified markets.

Commodity Prices

Unlike many other commodities, such as metals, grain, or oil, there are no fixed terminal or future exchanges, nor price indices, specifically for industrial minerals. Typically, the prices obtained from commodity exchanges can provide a bench-mark or reference point for the industry. However, in the industrial minerals industry, prices are dictated by confidential contracts between buyers and sellers, and are based on a number of factors including grades, quality, quantity, geographical location, and transportation mode (bulk, containers, bagged), and therefore, prices can vary widely with each transaction.

Due to the highly competitive nature of the industrial minerals industry, contract prices are highly confidential and not presented in public documents.

Indicated prices for quartz range widely and depend on a number of factors including both chemical and physical specification, volumes, and transportation mode (bulk, containers, bagged), amongst others. Based on indications from suppliers, prices range from US$120/t to over US$800/t. To achieve an average high-grade quartz price, a composite price was compiled from known data and weighted by the volumes and prices from various end use applications. These include solar glass, LCD, decorative and optical glass, borosilicate glass, and lighting glass. This average value excludes the flat glass volume market, which is our main sales focus, and the identified tonnage for this sector exceeds proposed production levels when cumulatively added to other market sectors. The incremental average value for the high-purity quartz grades is placed at US$295/t, ex-works. These identified markets cover 75% of proposed production assuming that I-Minerals will meet all the necessary specifications for these higher value markets.

Pricing of feldspar is also opaque, reflecting the varying specifications of the material (including alumina, sodium and potassium contents), and their physical characteristics and impurities. K-feldspar prices range from US$200/t to US$350/t.  To achieve an average price, a composite price was compiled from known data and weighted by the volumes and prices from various end use applications. The incremental average value for the K-feldspar grades is placed at US$251/t, ex-works.

Historically, metakaolin prices in the U.S. have been based on the high-brightness, white kaolin produced in Georgia. However, we will produce a different product which is reflected in its price of US$225/t ex-works, and is based on an acceptance price by all those who committed to a letter of intent.

Pricing of halloysite is also complex, as many of the applications are developing, and there is a wide differential in price level depending on the amount of processing, specification, volume, and end-use industry. For volume applications, such as animal feed, average pricing is US$700-$720/t. For polymer pricing, the indications range between US$2,000-$6,000/t, illustrating the wide variation. For the purposes of pricing the halloysite, a weighted average is used, which would include bulk volumes at lower prices and include allowances for some much lower volume sales at higher values into the identified markets. This method gives an average price of US$1,054/t for the halloysite into potential identified markets across the board.

Capital Cost Summary

The total initial capital investment for the Project is estimated to be US$108,123,204. Sustaining capital of US$11,775,070 is required, bringing the total LoM capital investment to US$120,033,272.

The total LoM capital for the Project is reported in Table 0-3. The total expenditure shown accounts for sustaining capital planned to be spent over the 26 years of operation.

Table 0-3 Capital Cost Estimate

Total Capital Investment	Initial Capital (US$ 000s)	Sustaining Capital (US$000s)	Total LoM Capital (US$ 000s)
Total Capital Investment	108,258	11,775	120,033
FIXED CAPITAL TOTAL	97,773	11,230	109,548
DIRECT TOTAL	65,054	11,230	76,284
General	4,059	6,001	10,059
Mining	1,334	84	1,418
Process	50,764	0	50,764
Waste Management	3,167	5,145	8,312
Infrastructure and Utilities	5,731	0	5,731
INDIRECT TOTAL	32,718	546	33,264
Engineering & Procurement	10,200	0	10,200
Construction Management	5,204	0	5,204
Field Indirect	5,314	0	5,314
Contingency	12,000	546	12,546
WORKING CAPITAL TOTAL	10,485	0	10,485
Cash Reserve	9,687	0	9,687
Inventory	798	0	798

Operating Cost Estimate

The total operating cost for the Project is summarized in Table 0-4 and graphically presented in Figure 21-1.

Table 0-4 OPEX Summary

Area		Avg US$/yr (000s)	Avg. US$/t ROM	Avg. US$/t Product	%
000	General – Subtotal	3,888	11.62	19.01	20.69
000	General and Administration	2,615	7.81	12.78	13.92
000	General - Utilities - Gas	3	0.01	0.02	0.02
000	General - Utilities - Power	124	0.37	0.61	0.66
000	General - Mobile Equipment lease	168	0.50	0.82	0.89
000	General - Consumables - Raw Water Pumping	3	0.01	0.02	0.02
000	General - Consumables - Diesel	161	0.09	0.15	0.17
000	General - Mobile Equip. Maintenance.	161	0.48	0.79	0.86
000	General - Labor	782	2.34	3.82	4.16
100	Mining – Subtotal	2,960	8.84	14.47	15.75
100	Contract Mining Cost	2,616	7.82	12.79	13.92
100	Owners Mining Cost	344	1.03	1.68	1.83
200	Processing Plant – Subtotal	10,652	31.83	52.07	56.70
200	Processing - Reagents	1,165	3.48	5.69	6.20
200	Processing - Maint. & Operating spares	798	2.39	3.90	4.25
200	Processing - Utilities	3,869	11.56	18.91	20.59
200	Processing - Consumables	1,071	3.20	5.24	5.70
200	Processing - Labor	3,749	11.20	18.33	19.95
300	Waste Management - Tailings	449	1.34	2.19	2.39
400	Product Handling – Bulk Bags	840	2.51	4.11	4.47
TOTAL OPERATING COST		18,789	56.14	91.84	100.00

Note: Based on nameplate 346,000 tpa throughput

The economic analysis was conducted over a range of discount rates, and results are presented in Table 0-5. Sensitivity analyses were conducted on the base case to demonstrate the sensitivity of the Project’s NPV to increases or decreases in the operating income, OPEX, CAPEX, recovery, and/or average product price.

Table 0-5 DCF Model Results

Discount Rate (%)	Post Tax NPV (US$ millions)	Pre Tax NPV (US$ millions)
4	300.6	460.8
6	249.8	385.8
8	208.1	324.4

At a 6% discount rate, the model shows a post-tax NPV of US$249.8 million with an IRR of 25.8%, and payback period of 3.7 years. This result reflects an economically feasible project, and justifies advancing to the next step of development

GBM considers that the Bovill Kaolin Project has demonstrated, to within ±15% accuracy, the potential to profitably mine and process the various ore deposits. A variety of end markets have been identified for the quartz, K-feldspar, metakaolin, and halloysite products produced by the proposed operation, with product pricing typical within the industrial minerals industry.

Of particular note is that all recovered material in the resource estimation contains sufficient sand, kaolinite, or halloysite to be profitably mined. In addition, the current mineral reserve estimate reflects limitations to existing, yet potentially expanding, markets as the mineral resource has the ability to support a larger operation.

Based on the mineral reserves and mine plan, approximately 5.3 million tons of mineral product will be produced over the anticipated mine life of 26 years. The economic analysis returned a post-tax NPV of US$249.8 million and an IRR of 25.8%.

The Project is most sensitive to product recovery rate and the average product price. The project is less sensitive to capital expenditure, process operating cost, and mining operating cost.

This result reflects a technically and economically feasible project, which GBM recommends to move to further investment and development.

Current Activities

Bovill Kaolin Project

Based on the results of the 2016 FS, which demonstrate that the Project is both technically and economically feasible, it is recommended that I-Minerals pursue a program of further investment and development to complete the engineering, procurement and construction of the Project. The following activities are recommended to be undertaken as early as possible in the next phase of development, as both have schedule and completion impacts:

  Confirmation testwork needs to be completed for final equipment selection, as well as to finalize the process plant water balance and utilities consumptions. The confirmation testwork is expected to cost about US$100,000 and take approximately 4 months to complete.
  Activities required to bring electricity and gas to the site should be expedited, as this currently impacts the overall project completion.

Pilot plant work is ongoing at MRL in North Carolina to confirm product quality characteristics and generate additional samples for our continued product marketing efforts.  We have also initiated preliminary contact with institutional investors that may have an interest in participating in the debt or equity components of the Capital Costs.  The detailed engineering and construction time is forecast to be a minimum of 18 months and a maximum of 30 months from the completion of the production financing to raise the capital costs as set out in the 2016 FS.  The estimated cost for the completion of longer lead time engineering work, utilities surveys, marketing work and financing activities (general and admin) set forth below:

Study Items	Project Costs
Project Management	$340,000
Marketing	540,000
Conceptual Engineering	100,000
Environmental and Permitting	120,000
Electrical and Gas Studies	100,000
Hydrogeological Work	60,000
Metallurgical Testwork	260,000
General & Admin	920,000
Total Cost	$2,440,000

In addition to the above expenditures, we are reviewing the potential of undertaking a land swap with the IDL wherein we would buy a property within Latah County of equal value to our Helmer Bovill property and trade this property for the surface rights at Helmer Bovill.  Owning the surface rights at Helmer Bovill may reduce the bonding requirements and strengthen our land tenure.  The estimated cost of such land swap would be $3 to $4 million of which about 25% would need to be paid as earnest money in the next 12 months.

WBL Tailings Project

We plan to continue production of the sand tailings at the WBL Tailings Project.  In April 2014, we entered into a new contract with Pre-Mix for the sale of up to 30,000 tons per annum of screened K-spar / quartz sand.  Under the terms of the contract, Pre-Mix is solely responsible for the operating costs to process and remove the K-spar / quartz sand.

In order to excavate the sand tailings at the WBL Tailings Project, Pre-Mix uses its own backhoe, trucks and screen to remove the sand tailings.  As a result, production facilities are not required to excavate the sand tailings from the WB Tailings Project.

To date, we have sold a total of 1,456 tons of sand tailings to Pre-Mix for total revenues of $1,456.

Item 3. Legal Proceedings.

Derivative Complaint

We were named as a defendant in a lawsuit in Latah County, State of Idaho, Case No. CV 2014-1306 (the “Latah County Lawsuit”).  The plaintiffs who filed the Latah County Lawsuit, Hoodoo Resources, LLC (“Hoodoo”) and Brent Thomson as trustee for the Brent Thomson Family Trust (the “Thomson Family Trust”) (Hoodoo and the Thomson Family Trust are sometimes collectively referred to as the “Plaintiffs”), alleged both direct claims and derivative claims on behalf of Idaho Industrial Minerals, LLC (“IIM”).  The Plaintiffs’ claims were initially brought on June 6, 2014, as third-party claims in response to a complaint filed against Hoodoo and the Thomson Family Trust by another IIM member, the Selling Security Holder, which owns a 25% interest in IIM.  The Selling Security Holder’s lawsuit against Hoodoo and the Thomson Family Trust was filed in Ada County, State of Idaho, Case No. CV OC 1401549. The Selling Security Holder also filed a separate action against the Plaintiffs in Nez Perce County, State of Idaho, Case No. CV 14 02312.

On December 2, 2015, all of the foregoing lawsuits were settled pursuant to the terms of the Settlement Agreement.  Under the terms of the Settlement Agreement, we paid IIM the aggregate sum of $100,000 (the “I-Minerals Payment”) for the release of any and all claims made against us under the lawsuits by the Ball Entities and the Plaintiffs.  In addition, IIM and NWK expressly acknowledged and agreed that we have fulfilled all of our duties and obligations under the terms of the IIM Agreement relating to our Helmer-Bovill Property, and that any and all rights and claims of IIM and NWK to the mineral leases making up the Helmer-Bovill Property are released and extinguished.

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

The purpose of our legal action is to attempt to recover costs, attorneys’ fees and other damages associated with what we believe are Abuse of Process, Malicious Prosecution and Unfair and Deceptive Trade Practices as noted above.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Holders of Our Shares

As of the date of this Form 10-K, there were 131 registered shareholders.

Market Information

Our common shares trade in Canada on the TSX Venture Exchange under the symbol “IMA,” and over-the-counter in the United States on the OTCQX marketplace under the symbol “IMAHF.”  The following is the high and low close information for our common stock during each fiscal quarter of our last two fiscal years on the TSX Venture Exchange and the OTCQX. In June 2016 our shares ceased trading on the OTCQX and began trading on the OTCQB as a result of our change in accounting policy from International Financial Reporting Standards (IFRS) to US GAAP.  Under US GAAP all property exploration costs must be expensed rather than capitalized to the balance sheet as is the accepted methodology under IFRS.  As a result of the write off of the property costs we did not meet the OTCQX asset requirements whereas we would have, had we continued to report under IFRS.

	TSXV				OTCQX**
	High		Low		High	Low
	CAD	USD*	CAD	USD*	USD	USD
Q1 ended Jul. 31, 2014	$0.38	$0.35	$0.19	$0.17	$0.28	$0.20
Q2 ended Oct. 31, 2014	$0.23	$0.21	$0.19	$0.18	$0.31	$0.16
Q3 ended Jan. 31, 2015	$0.27	$0.24	$0.18	$0.15	$0.17	$0.15
Q4 ended Apr. 30, 2015	$0.245	$0.20	$0.135	$0.11	$0.21	$0.11
Q1 ended Jul. 31, 2015	$0.28	$0.21	$0.28	$0.21	$0.22	$0.22
Q2 ended Oct. 31, 2015	$0.28	$0.21	$0.26	$0.19	$0.20	$0.20
Q3 ended Jan. 31, 2016	$0.26	$0.18	$0.25	$0.18	$0.18	$0.18
Q4 ended Apr. 30, 2016	$0.295	$0.235	$0.195	$0.155	$0.22	$0.15

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

Equity Compensation Plan Information

The following table sets forth details of all our equity compensation plans as of April 30, 2016.  As at April 30, 2016, our equity compensation plans consisted solely of our Stock Option Plan, which was approved by our shareholders on November 18, 2015.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	5,835,000	CAD$0.20	2,797,895
Equity compensation plans not approved by security holders	-	-	-
Total	5,835,000	CAD$0.20	2,797,895

Stock Option Plan

We received shareholder approval, on November 18, 2015, of our “rolling” stock option plan (the “Stock Option Plan”) whereby 10% of the number of our issued and outstanding shares at any given time may be reserved for issuance pursuant to the exercise of options. The TSX Venture Exchange requires that listed companies that have “rolling” stock option plans in place receive shareholder approval of such plans on a yearly basis at the Company’s annual general meeting.

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

Sale of Unregistered Securities

All unregistered sales of equity securities during the period covered by the Annual Report were previously disclosed in our current reports on Form 8-K and our Quarterly Reports on Form 10-Q.

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

Plan of Operation

During the next twelve to eighteen months, our plan of operation is to complete the mine permitting and get all of the longer lead time engineering tasks such as the electricity and gas planning underway.  In the interim we will continue to strengthen our customer list and continue discussions to raise the capital to fund the mine construction

Engineering work on the Bovill Kaolin Project

As recommended in the 2016 FS, we are about to begin the contemplated utility surveys and are undertaking additional pilot plant work to produce customer samples for marketing purposes and the related testwork for final equipment selection, as well as to finalize the process plant water balance and utilities consumptions.  This work together with the General and Administrative expenses related in part to our continuing financing efforts are estimated to cost about US$2,440,000 before taking into consideration any possible land swap with the IDL.

Outlook

Our focus continues to be the detailed assessment of all of our mineral assets and advancing the Bovill Kaolin Project towards production.  With the FS now completed, the next steps are the final permitting activities with the mine permit expected in the third calendar quarter of 2016.

A second bulk sample has been sent to Ginn Mineral Research with separation of the clay minerals (kaolin and halloysite) now complete.  The sand fraction from the second bulk sample has been delivered to Minerals Research Laboratory at North Carolina State University (“MRL”).  Processing of the sand fraction (quartz and K-spar) from the initial bulk sample is now completed at MRL.  Samples of all quartz and K-spar products, including fine grind products, have been delivered to the company for distribution to prospective customers for testing purposes.  The current round of pilot scale separations has also confirmed grades and separation characteristics of all areas of the deposits.  The earlier processing of the bulk samples at Ginn Mineral Research created halloysite and metakaolin products samples for marketing purposes that are also being distributed for testing purposes.  Interest from companies pursuing research and development of life science and polymer applications with our halloysite is particularly encouraging, MRL is also undertaking some optimization work on a bench scale to see how high a K2O feldspar product can be produced.  Results to date are very encouraging with select bench scale results exceeding 14% K20, a very high potassium level for any K-spar.  This work should be completed in the third calendar quarter of 2016 and is expected to transition to a multi-ton pilot plant.

Based upon opportunities identified in the Charles Rivers report, internal marketing efforts and customer leads generated through the website, strong interest has been generated in all of the Company’s mineral products with ever increasing interest in the K-spar.  Samples continue to be sent to customers for testing and the response has generally been very favorable.

Results of Operation

Year ended April 30, 2016

We recorded a loss of $4,601,846 ($0.06 per share) for the year ended April 30, 2016 as compared to a loss of $2,006,836 ($0.03 per share) for the year ended April 30, 2015.  The increase in the loss recorded in the year ended April 30, 2016 as compared to the year ended April 30, 2015 is the net result of changes to a number of expenses.  Of note are the following items:

  Management and consulting fees of $245,755 (2015 - $414,180) are comprised of fees to manage our Company and stock-based compensation.  The stock-based compensation recognized in the current period was $105,606 (2015 - $309,723).  Approximately half of the fees to manage our Company are charged to management and consulting fees and the other half is charged to mineral property expenditures.
  Mineral property expenditures of $2,881,230 (2015 - $1,981,733) are costs incurred on our Helmer-Bovill Property.  The main expenses incurred during the current year included engineering and consulting ($1,734,460) and mineral analysis and processing ($541,223).  We were working on completing a feasibility study during the current year.  In the prior year, the Company incurred $814,215 of engineering and consulting expenditures and mineral analysis and processing of $547,133 as part of updating the pre-feasibility study.

  General and miscellaneous expenses of $580,862 (2015 - $357,405) are comprised of office and telephone expenses, payroll taxes, medical benefits, insurance premiums, travel expenses, promotional expenses, shareholder communication fees, transfer agent fees and filing fees.  The increase during the current year was due primarily to an increase marketing activities of our property as well as investor relations activities.
  Professional fees of $338,644 (2015 - $677,182) include legal fees, audit fees and financial consulting fees.  The decrease in fees in the current year was due to the transition from IFRS to US GAAP during the prior year, as well as a reduction of legal fees relating to the IIM litigation and legal fees relating to the Unimin Temporary Restraining Order.
  Loss on settlement of liabilities of $31,512 (2015 – $nil) represents the change in fair value of common shares between the date the Company agreed to settled liabilities for common shares and the date that the common shares were ultimately issued.  The Company used common shares to settle interest payable pursuant to promissory notes and second promissory notes.
  Accretion expense of $372,266 (2015 - $136,189) is the amortization of the fair value of bonus shares and bonus warrants issued to the lender of the promissory notes and the second promissory notes.  The bonus shares and bonus warrants are amortized over the life of the promissory notes.
  Interest expense of $1,161,339 (2015 - $683,765) is from promissory notes and second promissory notes that bear interest at a rate of 12% per year.  Interest increased as additional funds were advanced.
  We recorded a gain on change in fair value of derivative liabilities of $1,019,786 (2015 – gain of $2,246,040).  The change in fair value of derivative liabilities is based on the change in remaining term of derivative instruments and our stock price.  The derivatives include warrants as well as stock options granted to non-employees.  The derivative liabilities do not represent cash liabilities.

Liquidity and Capital Resources

Our aggregate operating, investing and financing activities during the year ended April 30, 2016 resulted in a net cash outflow of $143,687 (2015 – outflow of $332,896).  As at April 30, 2016, we had working capital deficiency of $7,930,867, including cash of $128,353.  Included in the working capital deficiency are the Promissory Notes and the Second Promissory Notes which are due beginning in December 2016.

During the year ended April 30, 2016, we used $5,105,601 on cash flows from operations before changes in non-cash operating working capital items (2015 - $3,800,979).  The increase in these cash flows was due primarily to an increase in mineral property expenditures.  During the year ended April 30, 2016, we spent $nil on investing activities (2015 - $7,274) and we received $3,644,449 from financing activities (2015 - $2,859,185).

We are being financed by advances pursuant to Promissory Notes and Second Promissory Notes advanced by BV Lending LLC, an entity controlled by Allen L. Ball, a member of our Board of Directors and our largest shareholder.  BV Lending agreed to advance up to $5,787,280 pursuant to the Promissory Notes.  The final advance pursuant to the Promissory Notes was received in January 2015 and the balance due at April 30, 2016 was $5,787,280.  On February 18, 2015, we entered into the Second Promissory Notes with BV Lending pursuant to which BV Lending agreed to advance up to an additional $4,463,000.  On November 20, 2015, the Second Promissory Notes were amended with BV Lending agreeing to an advance an additional $1,000,000.  The balance due pursuant to the Second Promissory Notes at April 30, 2016 was $5,257,000.

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

We do not have the ability to internally generate sufficient cash flows to support our operations for the next twelve months.  We are currently receiving funds from a company controlled by a director of the Company through promissory notes.  We have no formal plan in place to address this going concern issue but consider that we will be able to obtain additional funds by equity financing and/or debt financing; however, there is no assurance of additional funding being available.  As a result, our auditors have expressed substantial doubt in their auditors’ report in the financial statements for the year ended April 30, 2016 about our ability to continue as a going concern.

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
April 30, 2016 and 2015
(Expressed in US dollars)

Tel: 604 688 5421 Fax: 604 688 5132 www.bdo.ca	BDO Canada LLP 600 Cathedral Place 925 West Georgia Street Vancouver BC V6C 3L2 Canada

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
I-Minerals Inc.

We have audited the accompanying consolidated balance sheets of I-Minerals Inc. as of April 30, 2016 and 2015, and the related consolidated statements of loss, capital deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of I-Minerals Inc. at April 30, 2016 and 2015, and the consolidated results of its operations and its consolidated cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1 to the consolidated financial statements, the Company had not yet achieved profitable operations as at April 30, 2016, had an accumulated deficit of $31,357,511 at April 30, 2016 and the Company expects to incur further losses in the development of its business. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BDO Canada LLP

Chartered Professional Accountants

Vancouver, Canada
July 26, 2016

BDO Canada LLP, a Canadian limited liability partnership, is a member of BDO International Limited, a UK company limited by guarantee, and forms part of the international BDO network of independent member firms.

I-Minerals Inc. Consolidated Balance Sheets April 30, 2016 and 2015
(Expressed in US dollars)

	Notes	2016 $	2015 $
ASSETS
Current assets
Cash		128,353	272,040
Receivables		21,747	33,500
Prepaids		45,498	252,819
		195,598	558,359

Equipment		7,985	14,632
Mineral property interest	3	305,850	305,850
Deposits		14,932	14,932

TOTAL ASSETS		524,365	893,773

LIABILITIES
Current liabilities
Accounts payable and accrued liabilities	4,10	1,023,137	876,844
Promissory notes	5	5,678,107	-
Second promissory notes	6	909,419	-
Derivative liabilities	2,7,8	515,802	1,245,456
		8,126,465	2,122,300

Promissory notes	5	-	5,543,991
Second promissory notes	6	3,871,395	1,432,565
TOTAL LIABILITIES		11,997,860	9,098,856

CAPITAL DEFICIT
Capital Stock
Authorized:
Unlimited common shares with no par value
Issued and fully paid: 86,328,952 (April 30, 2015 - 79,255,728)	8	17,963,265	16,586,067
Additional paid-in capital		1,839,639	1,827,780
Commitment to issue shares	5,6	81,112	136,735
Deficit		(31,357,511)	(26,755,665)
TOTAL CAPITAL DEFICIT		(11,473,495)	(8,205,083)

TOTAL LIABILITIES AND CAPITAL DEFICIT		524,365	893,773

On behalf of the Board

“Thomas M. Conway”	Director	“W. Barry Girling”	Director

The accompanying notes are an integral part of these consolidated financial statements.

I-Minerals Inc. Consolidated Statements of Loss For the years ended April 30, 2016 and 2015
(Expressed in US dollars)

	Notes	2016 $	2015 $

OPERATING EXPENSES
Amortization		6,647	5,985
Management and consulting fees	8,10	245,755	414,180
Mineral property expenditures		2,881,230	1,981,733
General and miscellaneous		580,862	357,405
Professional fees		338,644	677,182

		(4,053,138)	(3,436,485)
OTHER (EXPENSE) INCOME
Foreign exchange (loss) gain		(3,377)	3,563
Loss on settlement of liabilities	5,6	(31,512)	-
Accretion expense	5,6	(372,266)	(136,189)
Interest expense	5,6	(1,161,339)	(683,765)
Change in fair value of derivative liabilities	2,7,8	1,019,786	2,246,040

LOSS FOR THE YEAR		(4,601,846)	(2,006,836)

Loss per share – basic and diluted		(0.06)	(0.03)

Weighted average number of shares outstanding		83,299,436	77,666,169

The accompanying notes are an integral part of these consolidated financial statements.

I-Minerals Inc. Consolidated Statements of Cash Flows For the years ended April 30, 2016 and 2015
(Expressed in US dollars)

	2016 $	2015 $
OPERATING ACTIVITIES
Loss for the year	(4,601,846)	(2,006,836)
Items not involving cash:
Amortization	6,647	5,985
Stock-based compensation	105,606	309,723
Loss on settlement of liabilities	31,512	-
Accretion expense	372,266	136,189
Change in fair value of derivative liabilities	(1,019,786)	(2,246,040)
Change in non-cash operating working capital items:
Receivables	11,753	(21,886)
Prepaids	207,321	(155,426)
Accounts payable and accrued liabilities	1,098,391	793,484

Cash flows used in operating activities	(3,788,136)	(3,184,807)

INVESTING ACTIVITIES
Deposits paid	-	(6,204)
Purchase of equipment	-	(1,070)

Cash flows used in investing activities	-	(7,274)

FINANCING ACTIVITIES
Proceeds from exercise of stock options and warrants	4,449	9,185
Promissory notes received	-	1,233,000
Second promissory notes received	3,640,000	1,617,000

Cash flows from financing activities	3,644,449	2,859,185

DECREASE IN CASH	(143,687)	(332,896)

CASH, BEGINNING OF THE YEAR	272,040	604,936

CASH, END OF THE YEAR	128,353	272,040

SUPPLEMENTAL CASH FLOW INFORMATION (Note 12)

Interest paid	-	-
Taxes paid	-	-

The accompanying notes are an integral part of these consolidated financial statements.

I-Minerals Inc. Consolidated Statements of Capital Deficit For the years ended April 30, 2016 and 2015
(Expressed in US dollars)

	Number of Shares #	Amount $	Commitment to Issue Shares $	Additional Paid-in Capital $	Accumulated Deficit $	Total Capital Deficit $

Balance at April 30, 2014	76,019,706	15,935,039	79,223	1,548,395	(24,748,829)	(7,186,172)

Issued during the year:
Shares issued pursuant to the exercise of stock options	100,000	9,185	-	-	-	9,185
Shares issued as a debt discount	772,760	168,000	(79,223)	-	-	88,777
Shares issuable as a debt discount	-	-	136,735	-	-	136,735
Shares issued to settle accounts payable and accrued liabilities	2,363,262	466,272	-	57,594	-	523,866
Transfer of value on exercise of stock options	-	7,571	-	(7,571)	-	-
Share-based payments	-	-	-	229,362	-	229,362
Loss for the year	-	-	-	-	(2,006,836)	(2,006,836)

Balance at April 30, 2015	79,255,728	16,586,067	136,735	1,827,780	(26,755,665)	(8,205,083)

Issued during the year:
Shares issued as a debt discount	1,832,108	409,031	(136,735)	-	-	272,296
Shares issuable as a debt discount	-	-	81,112	-	-	81,112
Shares issued to settle accounts payable and accrued liabilities	5,216,116	963,718	-	19,892	-	983,610
Shares issued on exercise of warrants	25,000	4,449	-	-	-	4,449
Share-based payments – vesting	-	-	-	3,333	-	3,333
Reallocation of vested options to liabilities	-	-	-	(11,366)	-	(11,366)
Loss for the year	-	-	-	-	(4,601,846)	(4,601,846)

Balance at April 30, 2016	86,328,952	17,963,265	81,112	1,839,639	(31,357,511)	(11,473,495)

The accompanying notes are an integral part of these consolidated financial statements.

I-Minerals Inc. Notes to the Consolidated Financial Statements For the years ended April 30, 2016 and 2015
(Expressed in US dollars except where otherwise indicated)

1.	NATURE OF BUSINESS AND BASIS OF PRESENTATION AND LIQUIDITY:

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

Basis of Presentation and Liquidity

The accompanying consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) on the basis that the Company will continue as a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for the next year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At April 30, 2016, the Company had not yet achieved profitable operations, had an accumulated deficit of $31,357,511 since inception and expects to incur further losses in the development of its business, all of which casts substantial doubt upon the Company’s ability to continue as a going concern and, therefore, that it may be unable to realize its assets and discharge its liabilities in the normal course of business.

The Company’s ability to continue as a going concern is dependent upon its ability to complete a feasibility study, to obtain the necessary financing to develop the Property and to meet its obligations and repay its liabilities arising from normal business operations when they come due. Although the Company has been successful in the past in obtaining financing, there is no assurance that it will be able to obtain adequate financing in the future or that such financing will be on terms advantageous to the Company. The Company is currently receiving funds from a company controlled by a director of the Company through promissory notes (Notes 5, 6 and 14). Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or promissory notes; however there is no assurance of additional funding being available. The Company has historically satisfied its capital needs primarily by issuing equity securities and/or promissory notes. Management plans to continue to provide for its capital needs by issuing equity securities and/or promissory notes.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Presentation and Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries, i-Minerals USA, Inc. and CKD Ventures Ltd. All inter-company accounts and transactions have been eliminated. The Company’s fiscal year-end is April 30th.

Use of Estimates

The preparation of these consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to the useful life and recoverability of long lived assets, stock-based compensation, amortization of Promissory Notes and Second Promissory Notes financing fees, valuation of derivative liabilities, and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

I-Minerals Inc. Notes to the Consolidated Financial Statements For the years ended April 30, 2016 and 2015
(Expressed in US dollars except where otherwise indicated)

Cash

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. As at April 30, 2016 and 2015, the Company had no cash equivalents.

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

Mineral Property Exploration Costs

Mineral property exploration costs are expensed as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves and all permits are received, the costs incurred to develop such property are capitalized. Such costs will be amortized using the units-of-production method over the estimated useful life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

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

Debt Issuance Costs

Debt issue costs in connection with debt financings are capitalized as an asset and amortized over the term of the debt using the effective interest method.

Debt issuance costs paid to the purchaser of the debt are considered to be a reduction of the debt proceeds and a component of debt discount. Subsequently, the costs comprising this debt discount are amortized as financing fees over the term of the promissory notes using the effective interest method. During the year ended April 30, 2016, the Company amortized financing fees totaling $372,266 (2015 – $136,189).

I-Minerals Inc. Notes to the Consolidated Financial Statements For the years ended April 30, 2016 and 2015
(Expressed in US dollars except where otherwise indicated)

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

The Company’s Promissory Notes and Second Promissory Notes are based on Level 2 inputs in the ASC 820 fair value hierarchy. The Company calculated the fair value of these instruments by discounting future cash flows using rates representative of current borrowing rates. At April 30, 2016, the Promissory Notes had a fair value of $5,659,462 (2015 – $5,479,007) and the Second Promissory Notes had a fair value of $5,044,374 (2015 - $1,532,123).

The Company had certain Level 3 liabilities required to be recorded at fair value on a recurring basis in accordance with US GAAP as at April 30, 2016 and 2015. As at April 30, 2016, the Company’s Level 3 liabilities consisted of the warrants issued in connection with the Company’s offering of equity units in a private placement and warrants issued as financing fees as well as the grant of share purchase options to non-employees.

The resulting Level 3 liabilities have no active market and are required to be measured at their fair value each reporting period based on information that is unobservable.

A summary of the Company’s Level 3 liabilities for the years ended April 30, 2016 and 2015 is as follows:

	2016 $	2015 $

Warrants (Note 7)

Beginning fair value	1,128,841	3,211,386
Issuance	176,493	130,890
Change in fair value	(978,739)	(2,213,435)
Ending fair value	326,595	1,128,841

Non-employee options (Note 8(c))

Beginning fair value	116,615	68,859
Fair value of options granted	102,273	-
Fair value of options on vesting	11,366	80,361
Change in fair value	(41,047)	(32,605)
Ending fair value	189,207	116,615

Total Level 3 liabilities	515,802	1,245,456

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment). There were no assets or liabilities measured at fair value on a nonrecurring basis during the years ended April 30, 2016 and 2015.

I-Minerals Inc. Notes to the Consolidated Financial Statements For the years ended April 30, 2016 and 2015
(Expressed in US dollars except where otherwise indicated)

Earnings (Loss) Per Share

The basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. For the year ended April 30, 2016, loss per share excludes 12,027,780 (2015 – 30,384,168) potentially dilutive common shares (related to outstanding options and warrants) as their effect was anti-dilutive.

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

I-Minerals Inc. Notes to the Consolidated Financial Statements For the years ended April 30, 2016 and 2015
(Expressed in US dollars except where otherwise indicated)

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

Concentration of Risk

The Company is subject to interest rate risk on its debt financings. The Company generally uses fixed interest rates for sources of debt financing with the objective of minimizing its cost of borrowing.

Comparative Figures

Certain of the prior period’s figures may have been reclassified in conformity with the current period’s financial statement presentation.

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

I-Minerals Inc. Notes to the Consolidated Financial Statements For the years ended April 30, 2016 and 2015
(Expressed in US dollars except where otherwise indicated)

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

(ii) In February, 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810) – Amendments to the Consolidation Analysis which focuses on the consolidation evaluation for reporting organizations (public and private companies and not-for-profit organizations) that are required to evaluate whether they should consolidate certain legal entities. In addition to reducing the number of consolidation models from four to two, the new standard simplifies the standards and improves current GAAP by:

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

I-Minerals Inc. Notes to the Consolidated Financial Statements For the years ended April 30, 2016 and 2015
(Expressed in US dollars except where otherwise indicated)

On January 21, 2013, the Company issued the final 1,300,000 shares to IIM. With the issuances of the final tranches of shares, the Company has now fulfilled all its obligations under the purchase and sale agreement with IIM (Note 11).

During the year ended April 30, 2012, the Company acquired an undivided 100% interest in two State of Idaho mineral leases contiguous to the Helmer-Bovill Property. The Company paid $10,000 and issued 50,000 shares at the fair value of $15,170.

The State of Idaho mineral leases are subject to a 5% production royalty on gross sales.

4.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES:

	April 30, 2016 $	April 30, 2015 $

Trade payables	307,316	383,977
Amounts due to related parties (Note 10)	189,501	175,789
Interest payable on promissory notes and second promissory notes	526,320	317,078

Total accounts payable and accrued liabilities	1,023,137	876,844

5.	PROMISSORY NOTES:

	April 30, 2016 $	April 30, 2015 $

Promissory notes	5,678,107	5,543,991

Total promissory notes	5,678,107	5,543,991

On September 13, 2013 and January 27, 2014, the Company entered into agreements with a company controlled by a director of the Company (the “Lender”) pursuant to which $5,787,280 was advanced to the Company in tranches (the “Promissory Notes”). The Promissory Notes were to mature as to $1,000,000 on December 31, 2015, $2,000,000 on June 30, 2016 and the balance due on December 31, 2016. On December 4, 2014, the maturity dates of the Promissory Notes were amended so that the maturity dates are the later of the original maturity dates and one year after resolution of the IIM litigation. The IIM litigation was settled on December 2, 2015. The Company recorded this amendment of the terms of the debt as a modification of debt having no impact on the Company’s Statement of Loss. The Promissory Notes now mature as to $3,000,000 on December 2, 2016 and the balance due on December 31, 2016. Certain conditions may result in early repayment including immediate repayment in the event a person currently not related to the Company acquires more than 40% of the outstanding common shares of the Company.

The following table outlines the estimated cash payments required in order to repay the principal balance of the Promissory Notes:

2017 $	2018 $	2019 $	2020 $	2021 $	Total $
5,787,280	-	-	-	-	5,787,280

The Promissory Notes bear interest at the rate of 12% per annum and during the year ended April 30, 2016, the Company recorded interest of $696,376 (2015 - $653,319). Interest is payable semi-annually as calculated on May 31st and November 30th. Interest is to be paid either in cash or in common shares at the option of the Lender. In July 2015, the Company settled $345,616 of interest payable on the Promissory Notes by the issuance of 1,980,840 common shares at the fair value of $373,142 based on their quoted market price at the date of issuance. Accordingly, the Company recorded a loss on settlement of liabilities of $27,526. The interest settled was for the period from December 1, 2014 to May 31, 2015. In December 2015, the Company settled $348,188 of interest payable by the issuance of 1,844,982 common shares at the fair value of $335,741. The Company recorded an increase in additional paid-in capital on extinguishment of debt of $12,447. The interest settled was for the period from June 1, 2015 to November 30, 2015.

I-Minerals Inc. Notes to the Consolidated Financial Statements For the years ended April 30, 2016 and 2015
(Expressed in US dollars except where otherwise indicated)

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

During the year ended April 30, 2016, the Company issued 13,588 bonus shares to the Lender at the fair value of $2,640, based on their quoted market price at the date the advances were received. At April 30, 2015, the $2,640 was recorded in commitment to issue shares.

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

The aggregate finance fees (bonus shares and bonus warrants) are recorded against the Promissory Notes balance and are being amortized to the Statement of Loss over the life of the Promissory Notes, based on the later of the original maturity dates and one year after the resolution of the IIM litigation using the effective interest method. The unamortized debt discount as at April 30, 2016 is $109,173 (2015 – $243,289).

The Promissory Notes are collateralized by the Company’s Helmer-Bovill Property.

6.	SECOND PROMISSORY NOTES:

	April 30, 2016 $	April 30, 2015 $

Second promissory notes	4,780,814	1,432,565

Total second promissory notes	4,780,814	1,432,565

I-Minerals Inc. Notes to the Consolidated Financial Statements For the years ended April 30, 2016 and 2015
(Expressed in US dollars except where otherwise indicated)

On February 18, 2015, the Company entered into an agreement with a company controlled by a director of the Company (the “Lender”) pursuant to which up to $4,463,000 will be advanced to the Company in tranches (the “Second Promissory Notes”). On December 1, 2015, the Company entered into an amending agreement whereby the Lender agreed to advance an additional $1,000,000 in tranches. As at April 30, 2016, $5,257,000 had been advanced to the Company. The Second Promissory Notes mature as to $1,000,000 on December 2, 2016, $2,000,000 on June 2, 2017 and the balance due on December 2, 2017. Certain conditions may result in early repayment including immediate repayment in the event a person currently not related to the Company acquires more than 40% of the outstanding common shares of the Company. Debt issuance costs will be amortized over the estimated maturity life of the promissory notes.

The following table outlines the estimated cash payments required in order to repay the principal balance of the Second Promissory Notes:

2017 $	2018 $	2019 $	2020 $	2021 $	Total $
1,000,000	4,257,000	-	-	-	5,257,000

The Second Promissory Notes bear interest at the rate of 12% per annum and during the year ended April 30, 2016, the Company recorded interest of $464,963 (2015 - $30,446). Interest is payable semi-annually as calculated on May 31st and November 30th. Interest is to be paid either in cash or in common shares at the option of the Lender. In July 2015, the Company settled $50,049 of interest payable on the Second Promissory Notes by the issuance of 286,845 common shares at the fair value of $54,035. Accordingly, the Company recorded a loss on settlement of liabilities of $3,986. The interest settled was for the period from January 8, 2015 to May 31, 2015. In December 2015, the Company settled $208,245 of interest payable by the issuance of 1,103,449 common shares at the fair value of $200,800. The Company recorded an increase in additional paid-in capital on extinguishment of debt of $7,445. The interest settled was for the period from June 1, 2015 to November 30, 2015.

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

During the year ended April 30, 2016, the Company issued 1,818,520 bonus shares to the Lender at the fair value of $406,391, based on their quoted market price at the date the advances were received, including 679,985 shares having a fair value of $134,095 that the Company had committed to issue as at April 30, 2015. At April 30, 2016, the Company was committed to issuing an additional 349,325 bonus shares to the Lender at the fair value of $81,112. The fair value of the bonus shares was determined by reference to the trading price of the Company’s common shares on the date the advances were received.

The fair value of 1,487,860 bonus share purchase warrants committed to be issued (based on advances received during the period) during the year ended April 30, 2016 of $176,493 was estimated using the Black-Scholes option pricing model with the following weighted average assumptions: stock price – CAD$0.225; exercise price – CAD$0.268; expected risk-free interest rate – 0.96%; expected life – 1.41 years; expected volatility – 76% and expected dividend rate – 0%.

I-Minerals Inc. Notes to the Consolidated Financial Statements For the years ended April 30, 2016 and 2015
(Expressed in US dollars except where otherwise indicated)

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

The aggregate finance fees (bonus shares and bonus warrants) are recorded against the Second Promissory Notes balance and are being amortized to the Statement of Loss over the life of the Second Promissory Notes, based on two years after the resolution of the IIM litigation, using the effective interest method. The unamortized debt discount as at April 30, 2016 is $476,186 (2015 – $184,435).

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

$

Balance, April 30, 2014	3,211,386

Bonus warrants issuable pursuant to Promissory Notes (Note 5)	60,161
Bonus warrants issuable pursuant to Second Promissory Notes (Note 6)	70,729
Change in fair value of warrant derivatives	(2,213,435)

Balance, April 30, 2015	1,128,841

Bonus warrants issuable pursuant to Second Promissory Notes (Note 6)	176,493
Change in fair value of warrant derivatives	(978,739)

Balance, April 30, 2016	326,595

Warrant Derivative Liabilities

At April 30, 2016, the Company determined the fair value of Warrant Derivative Liabilities to be $326,595 (2015 - $1,128,841) as estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	2016	2015

Stock price (CAD$)	0.23	0.25
Exercise price (CAD$)	0.27	0.38
Risk-free interest rate (%)	0.96	1.11
Expected life (years)	1.41	0.79
Expected volatility (%)	76	87
Expected dividends ($)	Nil	Nil

I-Minerals Inc. Notes to the Consolidated Financial Statements For the years ended April 30, 2016 and 2015
(Expressed in US dollars except where otherwise indicated)

8.	SHARE CAPITAL:

Common shares

a)	Authorized:

Unlimited number of common shares, without par value.

The holders of common shares are entitled to receive dividends which are declared from time to time, and are entitled to one vote per share at meetings of the Company. All shares are ranked equally with regards to the Company’s residual assets.

b)	Stock transactions:

During the year ended April 30, 2016, the Company completed the following stock transactions:

i)	On July 10, 2015, the Company issued 1,085,297 common shares with a fair value of $228,775 including 693,573 shares having a fair value of $136,735 which the Company had committed to issue at April 30, 2015. The common shares were issued as debt discounts pursuant to the Promissory Notes and the Second Promissory Notes (Notes 5 and 6).

ii)	On July 14, 2015, the Company issued 2,267,685 common shares with a fair value of $427,177 as settlement of accrued interest payable on Promissory Notes and Second Promissory Notes (Notes 5 and 6).

iii)	On December 15, 2015, the Company issued 2,948,431 common shares with a fair value of $536,541 as settlement of accrued interest payable on Promissory Notes and Second Promissory Notes (Notes 5 and 6).

iv)	On January 5, 2016, the Company issued 746,811 common shares with a fair value of $180,256. The common shares were issued as debt discounts pursuant to the Second Promissory Notes (Note 6).

v)	On January 29, 2016, the Company issued 25,000 shares on the exercise of share purchase warrants.

During the year ended April 30, 2015, the Company completed the following stock transactions:

i)	On May 7, 2014, the Company issued 100,000 common shares on the exercise of stock options with an exercise price of CAD$0.10 per common share resulting in gross proceeds of CAD$10,000 ($9,185).

ii)	On July 31, 2014, the Company issued 412,193 common shares with a fair value of $96,000 including 313,350 shares having a fair value of $79,223 for which the Company had committed to issue at April 30, 2014. The common shares were issued as a debt discount pursuant to the Promissory Notes.

iii)	On August 12, 2014, the Company issued 741,233 common shares with a fair value of $152,701 as settlement of accrued interest payable on Promissory Notes (Note 5).

iv)	On December 17, 2014, the Company issued 1,622,029 common shares with a fair value of $313,571 as settled of accrued interest payable on Promissory Notes (Note 5).

v)	On January 13, 2015, the Company issued 360,567 common shares with a fair value of $72,000. The common shares were issued as a debt discount pursuant to the Promissory Notes (Note 5).

c)	Stock options:

I-Minerals Inc. Notes to the Consolidated Financial Statements For the years ended April 30, 2016 and 2015
(Expressed in US dollars except where otherwise indicated)

The Company has granted stock options under the terms of its Stock Option Plan (the “Plan”). The Plan provides that the directors of the Company may grant options to purchase common shares to directors, officers, employees and service providers of the Company on terms that the directors of the Company may determine are within the limitations set forth in the Plan. The maximum number of shares available under the Plan is limited to 10% of the issued common shares. The maximum term of stock options is ten years. All stock options vest on the date of grant, unless otherwise stated. As at April 30, 2016, the Company had 2,797,895 stock options available for grant pursuant to the Plan (2015 - 2,790,573).

The Company’s stock options outstanding as at April 30, 2016 and 2015 and the changes for the years then ended are as follows:

	Number Outstanding	Weighted Average Exercise Price (in CAD$)

Balance outstanding at April 30, 2014	4,160,000	0.26
Granted	2,425,000	0.25
Exercised	(100,000)	0.10
Expired	(1,250,000)	0.40
Forfeited	(100,000)	0.25

Balance outstanding at April 30, 2015	5,135,000	0.22
Granted	1,200,000	0.25
Expired	(500,000)	0.40

Balance outstanding at April 30, 2016	5,835,000	0.21

Balance exercisable at April 30, 2016	5,225,000	0.21

The intrinsic value of options exercised during the year ended April 30, 2015 was CAD$18,000 based on a stock price of CAD$0.28 on the date of exercise.

Summary of stock options outstanding at April 30, 2016:

Security	Number Outstanding	Exercise Price (CAD$)	Expiry Date	Remaining Contractual Life (years)

Stock options	1,300,000	0.10	July 30, 2018	2.25
Stock options	260,000	0.15	July 30, 2018	2.25
Stock options	300,000	0.25	July 30, 2018	2.25
Stock options	200,000	0.25	November 19, 2018	2.56
Stock options	150,000	0.25	January 8, 2019	2.69
Stock options	300,000	0.25	May 23, 2019	3.06
Stock options	150,000	0.25	December 16, 2017	1.63
Stock options	1,975,000	0.25	January 29, 2020	3.75
Stock options	200,000	0.25	August 4, 2020	4.27
Stock options	1,000,000	0.25	February 25, 2018	1.82

The weighted average grant date fair value of stock options granted during the years ended April 30, 2016 and 2015 of CAD$0.11 (2015 – CAD$0.16) was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	2016	2015

Stock price (CAD$)	0.23	0.22
Exercise price (CAD$)	0.25	0.25
Risk-free interest rate (%)	1.0	2.0
Expected life (years)	2.5	4.9
Expected volatility (%)	86	94
Expected dividends ($)	Nil	Nil

I-Minerals Inc. Notes to the Consolidated Financial Statements For the years ended April 30, 2016 and 2015
(Expressed in US dollars except where otherwise indicated)

Expected volatility was determined by reference to the historical volatility of the Company’s common shares trading on the TSX Venture Exchange.

Non-Employee Stock Options

In accordance with the guidance of ASC 815-40-15, stock options awarded to non-employees that are fully vested and exercisable in Canadian dollars are required to be accounted for as derivative liabilities because they are considered not to be indexed to the Company’s stock due to their exercise price being denominated in a currency other than the Company’s functional currency. Stock options awarded to non-employees that are not vested are accounted for as equity awards until the terms associated with their vesting requirements have been met. As at April 30, 2016, there were no non-employee stock option awards that had not vested (2015 – 112,500).

The non-employee stock options are accounted for at their respective fair values and are summarized as follows for the years ended April 30, 2016 and 2015:

	2016 $	2015 $

Fair value of non-employee options, beginning of the period	116,615	68,859
Fair value of options granted	102,273	-
Fair value of options on vesting	11,366	80,361
Change in fair value of non-employee stock options during the period	(41,047)	(32,605)

Fair value of non-employee options, end of the period	189,207	116,615

The Company determined the fair value of its non-employee stock options as at April 30, 2016 and 2015 using the Black-Scholes option pricing model with the following weighted average assumptions:

	2016	2015

Stock price (CAD$)	0.23	0.25
Exercise price (CAD$)	0.23	0.19
Risk-free interest rate (%)	1.34	1.23
Expected life (years)	2.43	3.82
Expected volatility (%)	87	101
Expected dividends ($)	Nil	Nil

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

As at April 30, 2016, the unamortized compensation cost of options is $41,579 and the intrinsic value of options expected to vest is $124,516 (CAD$156,250).

Share-based payments are classified in the Company’s Statement of Loss during the years ended April 30, 2016 and 2015 as follows:

I-Minerals Inc. Notes to the Consolidated Financial Statements For the years ended April 30, 2016 and 2015
(Expressed in US dollars except where otherwise indicated)

	2016 $	2015 $

Management and consulting fees	105,606	309,723

	105,606	309,723

d)	Share purchase warrants:

A summary of fully-exercisable share purchase warrants as at April 30, 2016 and 2015 and the changes for the years then ended are as follows:

	Number Outstanding	Weighted Average Exercise Price (CAD$)

Balance at April 30, 2014	23,402,612	0.38
Issued	1,152,983	0.23

Balance at April 30, 2015	24,555,595	0.37
Issued	1,487,860	0.25
Expired	(20,175,000)	0.40
Exercised	(25,000)	0.25

Balance at April 30, 2016	5,843,455	0.27

Summary of warrants outstanding and issuable at April 30, 2016:

Security	Number Outstanding	Exercise Price ($CAD)	Expiry Date

Warrants	1,550,000	0.40	January 31, 2017
Warrants	667,520	0.14	December 1, 2016(1)
Warrants	122,142	0.14266	December 1, 2016(1)
Warrants	104,119	0.165	December 1, 2016(1)
Warrants	76,723	0.17	December 1, 2016(1)
Warrants	87,818	0.17223	December 1, 2016(1)
Warrants	111,762	0.185	December 1, 2016(1)
Warrants	132,208	0.217	December 1, 2016(1)
Warrants	62,002	0.222	December 1, 2016(1)
Warrants	58,181	0.225	December 1, 2016(1)
Warrants	165,326	0.23	December 1, 2016(1)
Warrants	51,202	0.25	December 1, 2016(1)
Warrants	92,357	0.276	December 1, 2016(1)
Warrants	200,091	0.28	December 1, 2016(1)
Warrants	45,439	0.29	December 1, 2016(1)
Warrants	96,261	0.292	December 1, 2016(1)
Warrants	52,459	0.305	December 1, 2016(1)
Warrants	730,848	0.22	December 31, 2018(1)
Warrants	96,278	0.227	December 31, 2018(1)
Warrants	242,545	0.23	December 31, 2018(1)
Warrants	89,798	0.239	December 31, 2018(1)
Warrants	194,344	0.24	December 31, 2018(1)
Warrants	37,203	0.245	December 31, 2018(1)
Warrants	85,308	0.25	December 31, 2018(1)
Warrants	77,941	0.255	December 31, 2018(1)
Warrants	192,206	0.259	December 31, 2018(1)
Warrants	126,843	0.265	December 31, 2018(1)
Warrants	198,750	0.272	December 31, 2018(1)
Warrants	95,781	0.291	December 31, 2018(1)

I-Minerals Inc. Notes to the Consolidated Financial Statements For the years ended April 30, 2016 and 2015
(Expressed in US dollars except where otherwise indicated)

Notes:
(1)	The warrants are exercisable until the earlier of the date disclosed or the date that the promissory note or second promissory note advance, including interest, is repaid (Notes 5 and 6).

9.	INCOME TAXES:

A reconciliation of the income tax provision computed at statutory rates to the reported income tax provision for the years ended April 30, 2016 and 2015 is as follows:

	2016 $	2015 $

Statutory tax rate	26.00%	26.00%

Loss before income taxes	(4,601,846)	(2,006,836)

Expected income tax recovery	(1,196,000)	(522,000)
Increase (decrease) in income tax recovery resulting from:
Derivative liability	(265,000)	(584,000)
Other permanent differences	126,000	118,000
Share issue costs	(106,000)	(44,000)
Effect of change in statutory rate and other	-	37,000
Foreign income taxed at foreign rate	(277,000)	(195,000)
Impact of over-provision in previous year	-	68,000
Increase in valuation allowance	1,718,000	1,122,000

Income tax expense	-	-

The significant components of the Company’s deferred income tax assets and liabilities after applying enacted corporate tax rates at April 30, 2016 and 2015 are as follows:

	2016 $	2015 $

Deferred income tax assets (liabilities)
Operating losses carried forward	7,455,000	6,033,000
Resource property	1,284,000	1,048,000
Capital assets	3,000	1,000
Share issuance costs	140,000	82,000
Other	18,000	18,000
Valuation allowance	(8,900,000)	(7,182,000)

Net deferred income tax asset	-	-

At April 30, 2016, the Company has accumulated non-capital losses totalling $8,310,000 (2015 - $6,056,000) in Canada and net operating losses of $15,123,000 (2015 - $12,736,000) in the USA, which are available to carryforward and offset future years’ taxable income. The losses expire in various amounts from 2022 to 2036.

I-Minerals Inc. Notes to the Consolidated Financial Statements For the years ended April 30, 2016 and 2015
(Expressed in US dollars except where otherwise indicated)

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

At April 30, 2016, the Company does not have an accrual relating to uncertain tax positions. It is not anticipated that unrecognized tax benefits would significantly increase or decrease within 12 months of the reporting date.

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

During the year ended April 30, 2016, the Company settled $952,098 of interest payable on the Promissory Notes and Second Promissory Notes owed to a company controlled by a Director by issuing 5,216,116 common shares at the fair value of $963,718 (Notes 5 and 6).

During the year ended April 30, 2015, the Company settled $523,866 of interest payable on the Promissory Notes owed to a company controlled by a Director by issuing 2,363,262 common shares at the fair value of $466,272 (Note 5).

During the year ended April 30, 2016, management and consulting fees of $96,002 (2015 - $77,588) were charged by RJG Capital Corporation, a wholly-owned company of W. Barry Girling, Director. Wayne Moorhouse, Director, charged $3,093 (2015 - $4,039) in management and consulting fees. $23,557 (2015 - $39,611) was charged by Malaspina Consultants Inc. for the services of Matt Anderson, CFO, and are included in professional fees.

Included in accounts payable and accrued liabilities are amounts owed to directors or officers or companies controlled by them. As at April 30, 2016, the amount was $189,501 (2015 – $175,789). All amounts are non-interest bearing, unsecured, and due on demand.

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

Investing and financing activities that affect recognized assets or liabilities but that do not result in cash receipts or cash payments are excluded from the consolidated statements of cash flows. During the year ended April 30, 2016, the following transactions were excluded from the consolidated statement of cash flows:

I-Minerals Inc. Notes to the Consolidated Financial Statements For the years ended April 30, 2016 and 2015
(Expressed in US dollars except where otherwise indicated)

a)	The issuance by the Company of 3,825,822 common shares at the fair value of $708,883 as payment of interest on the Promissory Notes;

b)	The issuance by the Company of 1,390,294 common shares at the fair value of $254,835 as payment of interest on the Second Promissory Notes; and

c)	The commitment to issue 1,487,860 common shares at the fair value of $353,408 and 1,487,860 warrants at the fair value of $176,493 pursuant to the Second Promissory Notes.

During the year ended April 30, 2015, the following transactions were excluded from the consolidated statement of cash flows:

a)	The issuance by the Company of 2,363,262 common shares at the fair value of $523,866 as payment of interest on the Promissory Notes;

b)	The commitment to issue of 472,998 common shares at the fair value of $98,640 and 472,998 warrants at the fair value of $60,161 pursuant to the Promissory Notes; and,

c)	The commitment to issue of 679,985 common shares at the fair value of $134,095 and 679,985 warrants at the fair value of $70,729 pursuant to the Second Promissory Notes.

13.	IIM LITIGATION:

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

During the year ended April 30, 2016, a court-ordered mediation was held. The mediation was successful and all parties entered into an agreement in principle to settle the parties’ claims against one another that was documented in a Binding Settlement Term Sheet whereby the Company agreed to pay $100,000 of the Plaintiffs legal fees and the Plaintiffs agreed to dismiss the Latah County Lawsuit. On December 2, 2015, the Latah County Lawsuit was dismissed and the Company paid a total of $100,000.

14.	SUBSEQUENT EVENTS:

Subsequent to April 30, 2016:

a)	The Company received an aggregate of $200,000 of Second Promissory Notes (Note 6). In addition, the Company received $600,000 of other advances from the Lender.

b)	On May 19, 2016, the Company granted 1,000,000 stock options to employees of the Company at an exercise price of CDN$0.22 per share up to May 19, 2018. These stock options vested on the date grant. In June 2016, 980,000 of these stock options were exercised for gross proceeds of CDN$215,600 ($167,575).

c)	The Company granted 300,000 stock options to a director at an exercise price of CAD$0.30 per share that expire on July 21, 2021. These options vested on the date of grant.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of April 30, 2016 (the “Evaluation Date”). This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the Evaluation Date.

Management's Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, for the Company.

Our internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with United States generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting, as of the Evaluation Date, based on the framework set forth in Internal Control-Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its evaluation under this framework, management concluded that our internal control over financial reporting was effective as of the Evaluation Date.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

Changes in Internal Control Over Financial Reporting

As of the Evaluation Date, there were no changes in our internal control over financial reporting that occurred during the fiscal year ended April 30, 2016 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls and Procedures

Our management, including our Chief Executive Officer and the Chief Financial Officer, do not expect that the our controls and procedures will prevent all potential error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth the name and positions of our executive officers and directors as of the date hereof.

Name	Age	Positions
Thomas M. Conway	59	Chief Executive Officer, President, and Director
Matthew Anderson	33	Chief Financial Officer
Allen L. Ball	71	Director
W. Barry Girling	56	Director
Gary Childress	68	Director
Wayne Moorhouse	52	Director
John Theobald	59	Director

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

Matthew Anderson has been our Chief Financial Officer since July 2011. Mr. Anderson holds a Bachelor of Commerce degree from McGill University and obtained his Chartered Accountant designation in 2008 while articling at a large accounting firm. Matt is a Senior Consultant with Malaspina Consultants Inc., a private company that provides accounting and administrative infrastructure to junior public companies. He has worked with Malaspina Consultants Inc. since July 2009.  He serves or has served as CFO of several junior public companies including VirtualArmor International Inc., Terra Nova Energy Ltd., EFLO Energy, Inc., Wolfpack Gold Corp., Search Minerals Inc., Dynamic Oil & Gas Exploration Inc., Tigris Uranium Corp. and Explorator Resources Inc.

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

John Theobald has been a director since July 21, 2016. Mr. Theobald has over thirty-five years in the international mining industry and has been involved with exploration, business development, operations, investments and capital markets.  Most recently he was a director of ASX listed High Peak Royalties Ltd, director, CEO & COO of London and TSX listed royalty company Anglo Pacific Group plc, and served as Chairman of First Coal Corporation which was successfully sold to Xstrata plc for C$147 million. From 1999 to 2008 he held a number of senior positions with Sibelco, a major industrial minerals group, where he gained significant experience of kaolin, feldspar, clay and quartz markets and operations. Mr. Theobald has a B.Sc. with Honours in Geology from the University of Nottingham, is a Chartered Engineer with the UK Engineering Council, Fellow of the Institute of Materials Minerals and Mining (UK) and Member of the Institute of Directors (UK).

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

Linda A. Koep has been our Market Development Manager since September 2003. Ms Koep oversees the marketing and sales of all mineral products from both deposits. She has eighteen years of experience in the mining industry including mineral markets and mergers and acquisitions. Ms. Koep develops mineral markets and potential sales, analyzes transportation opportunities, and plans strategy for implementing the company's entry as a producer of industrial minerals. In addition, Ms. Koep is a member of Gonzaga University faculty in Spokane, Washington.

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

SUMMARY COMPENSATION TABLE
Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(3)	Non-Equity Incentive Plan Compen-sation ($)	Nonqualified Deferred Compen-sation Earnings ($)	All Other Compen-sation ($)	Total ($)
Thomas M. Conway(1) President, CEO & Director	2016	150,000	0	0	0	0	0	8,963	158,963
	2015	150,000	0	0	36,383	0	0	8,963	195,346
Matthew Anderson(2) CFO	2016	23,557	0	0	0	0	0	0	23,557
	2015	39,611	0	0	12,128	0	0	0	51,739

Notes:

(1)	Mr. Conway is compensated pursuant to the terms of his amended employment agreement dated April 1, 2013, pursuant to which he is paid a salary of $12,500 per month.
(2)	Mr. Anderson is compensated pursuant to the terms of his consulting agreement dated October 1, 2011, pursuant to which he is paid an hourly rate. Mr. Anderson’s consulting agreement may be terminated on sixty days’ written notice.
(3)	The determination of non-cash value of option awards is based upon the grant date fair value determined using the Black-Scholes Option pricing model, details and assumptions of which are set out in Note 8 the consolidated financial statements for the year ended April 30, 2016.

Outstanding Equity Awards At Fiscal Year End

The following table provides information concerning unexercised options for each of our named executive officers, as that term is defined in Item 402(m)(2) of Regulation S-K as of our fiscal year end of April 30, 2016.

Name and Principal Position	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price (CAD$)	Option Expiration Date
THOMAS M. CONWAY (1) Chief Executive Officer, President and Director	150,000 350,000	- 50,000	- -	0.40 0.10	12/01/2015 07/30/2018
	-	260,000	-	0.15	07/30/2018
	-	300,000	-	0.25	07/30/2018
	300,000	-	-	0.25	01/29/2020
MATTHEW ANDERSON Chief Financial Officer	150,000	-	-	0.10	07/30/2018
	100,000	-	-	0.25	01/29/2020

(1)	During the year ended April 30, 2014, pursuant to an employment agreement, Mr. Conway was granted 810,000 options as follows: 250,000 exercisable at CAD$0.10 upon the completion of certain events in connection with the Helmer-Bovill property including a pre-feasibility study and permitting, 260,000 exercisable at CAD$0.15 upon the completion of events including the completion of a feasibility study, obtaining additional financing or arranging a joint venture partner, 300,000 options exercisable at CAD$0.25 upon the completion of events including completion of a plant and commercial viability. Of the 250,000 options exercisable at CAD$0.10, there were 200,000 that had vested by April 30, 2016. All of the options awarded in connection with this employment agreement expire on July 30, 2018.

Exercise prices are determined based on the trading price on the TSX Venture Exchange at the date of grant and based on the judgment of the Board of Directors.  No options are granted at a discount to the trading price.

Director Compensation

The following table sets forth the compensation paid to our directors during our April 30, 2016 fiscal year, other than directors who were also named executive officers as that term is defined in Item 402(m)(2). Compensation paid to directors who were also named executive officers during our April 30, 2016 fiscal year is set out in the tables above.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Allen L. Ball	-	-	-	-	-	-	-
W. Barry Girling(1)	-	-	-	-	-	96,002	96,002
Gary Childress	-	-	-	-	-	-	-
Wayne Moorhouse(2)	3,093	-	-	-	-	-	3,093

Notes:

(1)	Management and consulting fees of $96,002 were charged by RJG Capital Corporation, a wholly-owned company of Mr. Girling.
(2)	Mr. Moorhouse is compensated at a rate of CAD$1,000 per quarter for acting as Chair of the Audit Committee.
(3)	The determination of non-cash value of option awards is based upon the grant date fair value determined using the Black-Scholes Option pricing model, details and assumptions of which are set out in Note 8 the consolidated financial statements for the year ended April 30, 2016. No stock options were granted to the directors during the year ended April 30, 2016.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information concerning the number of common shares owned beneficially as of July 27, 2016 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors, (iii) each of our named executive officers; and (iv) officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Common Shares(1)
Directors and Officers
Common Shares	THOMAS M. CONWAY Chief Executive Officer, President and Director	820,000(2) Common Shares Direct	0.9%
Common Shares	MATTHEW ANDERSON Chief Financial Officer	250,000(3) Common Shares Direct	0.3%
Common Shares	ALLEN L. BALL Director	37,452,050(4) Common Shares Direct	40.6%
Common Shares	W. BARRY GIRLING Director	2,323,277(5) Common Shares Direct	2.6%
Common Shares	GARY CHILDRESS Director	300,000(6) Common Shares Direct	0.3%
Common Shares	WAYNE MOORHOUSE Director	300,000(7) Common Shares Direct	0.3%
Common Shares	JOHN THEOBALD Director	300,000(8) Common Shares Direct	0.3%
	All Officers and Directors as a Group (6 persons)	41,745,327 Common Shares	43.9%
5% Shareholders
Common Shares	ALLEN L. BALL 6465 South 5th West, Idaho Falls, Idaho 83404	37,452,050(4) Common Shares Direct	40.6%

Notes:

(1)	Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of our shares actually outstanding on July 27, 2016. As of July 27, 2016, there were 87,308,952 common shares issued and outstanding.

(2)	The number of shares listed as beneficially owned by Mr. Conway consists of: (i) 170,000 common shares; (ii) an option to purchase 350,000 common shares at a price of CAD$0.10 per share until July 30, 2018; and (iii) an option to purchase 300,000 common shares at a price of CAD$0.25 per share until January 29, 2020. We have not included Mr. Conway’s following options that are not expected to vest in the next 60 days including: (i) an option to purchase 50,000 common shares at a price of CAD$0.10 per share until July 30, 2018; (ii) an option to purchase 260,000 common shares at a price of CAD$0.15 per share until July 30, 2018; and (iii) an option to purchase 300,000 common shares at a price of CAD$0.25 per share until July 30, 2018.
(3)	The number of shares listed as beneficially owned by Mr. Anderson consists of (i) an option to purchase 150,000 common shares at a price of CAD$0.10 per share until July 30, 2018 and (ii) an option to purchase 100,000 common shares at a price of CAD$0.25 per share until January 29, 2020.
(4)	The number of shares listed as beneficially owned by Mr. Ball consists of: (i) 250,500 common shares held directly by Mr. Ball, (ii) 352,500 common shares held by the Allen & Connie Ball Family Limited Partnership, (iii) 1,030,000 common shares held by the Allen & Connie Ball Living Trust, (iv) 30,895,652 common shares held by BV Naturally Resources LLC; (v) an option to purchase 150,000 common shares at a price of CAD$0.10 per share until July 30, 2018 held directly by Mr. Ball; (vi) an option to purchase 200,000 common shares at a price of CAD$0.25 per share until January 29, 2020 held directly by Mr. Ball; (vii) 2,125,610 share purchase warrants exercisable at prices from CAD$0.14 to CAD$0.305 per share until December 1, 2016 held by BV Lending, LLC; and (vii) 2,447,788 share purchase warrants exercisable at prices from CAD$0.22 to CAD$0.31 per share until December 31, 2018 held by BV Lending, LLC.
(5)	The number of shares listed as beneficially owned by Mr. Girling consists of: (i) 1,298,507 common shares; (ii) an option to purchase 150,000 common shares at a price of CAD$0.10 per share until July 30, 2018; (iii) an option to purchase 300,000 common shares at a price of CAD$0.25 per share until January 29, 2020; and (iv) 574,770 share purchase warrants exercisable at CAD$0.40 per share until January 31, 2017.
(6)	The number of shares listed as beneficially owned by Mr. Childress consists of (i) an option to purchase 150,000 common shares at a price of CAD$0.25 per share until November 19, 2018; and (ii) an option to purchase 150,000 common shares at a price of CAD$0.25 per share until January 29, 2020.
(7)	The number of shares listed as beneficially owned by Mr. Moorhouse consists of (i) an option to purchase 150,000 common shares at a price of CAD$0.25 per share until January 8, 2019 and (ii) an option to purchase 150,000 common shares at a price of CAD$0.25 per share until January 29, 2020.
(8)	The number of shares listed as beneficially owned by Mr. Theobald consists of (i) an option to purchase 300,000 common shares at a price of CAD$0.30 per share until July 21, 2021.

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

Compensation Arrangements

During the year ended April 30, 2016, management and consulting fees of $96,002 (2015 - $77,588) were charged by RJG Capital Corporation, a wholly-owned company of W. Barry Girling, Director. Wayne Moorhouse, Director, charged $3,093 (2015 - $4,039) in management and consulting fees.  A further $150,000 (2015 - $150,000) in salary was earned by Thomas M. Conway, CEO, and is included with mineral property exploration costs.  $23,557 (2015 - $39,611) was charged by Malaspina Consultants Inc. for the services of Matt Anderson, CFO, and are included in professional fees.  See “Executive Compensation – Summary Compensation Table” and “Executive Compensation – Director Compensation”.

Indebtedness

As at April 30, 2016, we recorded accounts payable and accrued liabilities of $189,501 (2015 - $175,789) in connection with amounts owed to our directors, an officer and a former director.  At April 30, 2016, we owed Wayne Moorhouse, Director, $3,923, Tom Conway, CEO and Director, $2,178, RJG Capital Corporation, a company controlled by Barry Girling, $8,400 and Ball Ventures, LLC, a company controlled by Allen L. Ball, $175,000.  At April 30, 2015, we owed Wayne Moorhouse, Director, $789 and Ball Ventures, LLC, a company controlled by Allen L. Ball, $175,000.  All amounts are non- interest bearing, unsecured, and due on demand.

Loan Agreements with Directors

Promissory Notes

On September 13, 2013 and January 27, 2014, the Company entered into agreements with BV Lending LLC, a company controlled by Allen L. Ball, a director of our Company (the “Lender”) pursuant to which $5,787,280 was advanced to the Company in tranches (the “Promissory Notes”).  The Promissory Notes were to mature as to $1,000,000 on December 31, 2015, $2,000,000 on June 30, 2016 and the balance due on December 31, 2016.  On December 4, 2014, the maturity dates of the Promissory Notes were amended so that the maturity dates are the later of the original maturity dates and one year after resolution of the IIM litigation.  The IIM litigation was settled on December 2, 2015.  The Company recorded this amendment of the terms of the debt as a modification of debt having no impact on the Company’s Statement of Loss.  The Promissory Notes now mature as to $3,000,000 on December 2, 2016 and the balance due on December 31, 2016.  Certain conditions may result in early repayment including immediate repayment in the event a person currently not related to the Company acquires more than 40% of the outstanding common shares of the Company.

The Promissory Notes bear interest at the rate of 12% per annum and during the year ended April 30, 2016, the Company recorded interest of $696,376 (2015 - $653,319).  Interest is payable semi-annually as calculated on May 31st and November 30th.  Interest is to be paid either in cash or in common shares at the option of the Lender.  In July 2015, the Company settled $345,616 of interest payable on the Promissory Notes by the issuance of 1,980,840 common shares at the fair value of $373,142 based on their quoted market price at the date of issuance.  Accordingly, the Company recorded a loss on settlement of liabilities of $27,526.  The interest settled was for the period from December 1, 2014 to May 31, 2015.  In December 2015, the Company settled $348,188 of interest payable by the issuance of 1,844,982 common shares at the fair value of $335,741.  The Company recorded an increase in additional paid-in capital on extinguishment of debt of $12,447.  The interest settled was for the period from June 1, 2015 to November 30, 2015.

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

During the year ended April 30, 2016, the Company issued 13,588 bonus shares to the Lender at the fair value of $2,640, based on their quoted market price at the date the advances were received.  At April 30, 2015, the $2,640 was recorded in commitment to issue shares.

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

The aggregate finance fees (bonus shares and bonus warrants) are recorded against the Promissory Notes balance and are being amortized to the Statement of Loss over the life of the Promissory Notes, based on the later of the original maturity dates and one year after the resolution of the IIM litigation using the effective interest method.  The unamortized debt discount as at April 30, 2016 is $109,173 (2015 – $243,289).

The Promissory Notes are collateralized by the Company’s Helmer-Bovill Property.

Second Promissory Notes

On February 18, 2015, we entered into a separate agreement with the Lender pursuant to which up to $4,463,000 will be advanced to us in tranches (the “Second Promissory Notes”).  On December 1, 2015, the Company entered into an amending agreement whereby the Lender agreed to advance an additional $1,000,000 in tranches.  As at April 30, 2016, $5,257,000 had been advanced to the Company.  The Second Promissory Notes mature as to $1,000,000 on December 2, 2016, $2,000,000 on June 2, 2017 and the balance due on December 2, 2017.  Certain conditions may result in early repayment including immediate repayment in the event a person currently not related to the Company acquires more than 40% of the outstanding common shares of the Company.  Debt issuance costs will be amortized over the estimated maturity life of the promissory notes.

The Second Promissory Notes bear interest at the rate of 12% per annum and during the year ended April 30, 2016, the Company recorded interest of $464,963 (2015 - $30,446).  Interest is payable semi-annually as calculated on May 31st and November 30th.  Interest is to be paid either in cash or in common shares at the option of the Lender.  In July 2015, the Company settled $50,049 of interest payable on the Second Promissory Notes by the issuance of 286,845 common shares at the fair value of $54,035.  Accordingly, the Company recorded a loss on settlement of liabilities of $3,986.  The interest settled was for the period from January 8, 2015 to May 31, 2015.  In December 2015, the Company settled $208,245 of interest payable by the issuance of 1,103,449 common shares at the fair value of $200,800.  The Company recorded an increase in additional paid-in capital on extinguishment of debt of $7,445.  The interest settled was for the period from June 1, 2015 to November 30, 2015.

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

During the year ended April 30, 2016, the Company issued 1,818,520 bonus shares to the Lender at the fair value of $406,391, based on their quoted market price at the date the advances were received, including 679,985 shares having a fair value of $134,095 that the Company had committed to issue as at April 30, 2015.  At April 30, 2016, the Company was committed to issuing an additional 349,325 bonus shares to the Lender at the fair value of $81,112.  The fair value of the bonus shares was determined by reference to the trading price of the Company’s common shares on the date the advances were received.

The fair value of 1,487,860 bonus share purchase warrants committed to be issued (based on advances received during the period) during the year ended April 30, 2016 of $176,493 was estimated using the Black-Scholes option pricing model with the following weighted average assumptions: stock price – CAD$0.225; exercise price – CAD$0.268; expected risk-free interest rate – 0.96%; expected life – 1.41 years; expected volatility – 76% and expected dividend rate – 0%.

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

The aggregate finance fees (bonus shares and bonus warrants) are recorded against the Second Promissory Notes balance and are being amortized to the Statement of Loss over the life of the Second Promissory Notes, based on two years after the resolution of the IIM litigation, using the effective interest method.  The unamortized debt discount as at April 30, 2016 is $476,186 (2015 – $184,435).

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

We have determined that Gary Childress, Wayne Moorhouse and John Theobald are “independent” when applying both the definition of independence required under the rules of the TSX Venture Exchange, and the definition set out in NASDAQ Rule 5605(a)(2).  Thomas Conway is not an independent director because of his position as our Chief Executive Officer and President, W. Barry Girling is not independent as he provides consulting services to us, and Allen L. Ball is not independent due to his being our controlling stockholder.

Item 14. Principal Accounting Fees and Services.

BDO Canada LLP (“BDO”) is our independent registered public accounting firm.

The following table sets forth the aggregate fees paid or accrued for professional services rendered by BDO for the audit of our annual financial statements for the years ended April 30, 2016 and 2015, and the aggregate fees billed for audit-related services and all other services rendered by BDO for those years.

	2016 $	2015 $

Audit fees	92,990	147,568
Tax fees	7,383	7,634
Other	8,662	-

Total	92,540	155,202

The category of “Audit fees” includes fees for our annual audit, quarterly reviews and services rendered in connection with statutory or regulatory filings with the SEC. “Tax fees” include fees incurred in the review and preparation of our annual income tax filings.  “Other fees” include fees incurred for the review of other filing documents.

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

Reports of Independent Registered Public Accounting Firm
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Stockholders’ Equity
Consolidated Statements of Cash Flows
Notes to the Consolidated Financial Statements

(b)           Exhibits

3.1	Certificate of Continuation.(2)
3.2	Articles of Continuance.(2)
3.3	Certificate of Amendment.(2)
3.4	Articles of Amendment.(2)
3.5	By-Laws.(2)
10.1	Assignment Agreement with Contingent Right of Reverter dated August 10, 2002, between the Company, Idaho Industrial Minerals, LLC and Northwest Kaolin Inc.(2)
10.2	Amendment and Ratifications of Assignment Agreement with Contingent Right of Reverter dated August 10, 2005, between the Company, Idaho Industrial Minerals, LLC and Northwest Kaolin Inc.(2)
10.3	Second Amendment and Ratifications of Assignment Agreement with Contingent Right of Reverter dated August 10, 2005, between the Company, Idaho Industrial Minerals, LLC and Northwest Kaolin Inc.(2)
10.4	Third Amendment and Ratifications of Assignment Agreement with Contingent Right of Reverter dated August 10, 2008, between the Company, Idaho Industrial Minerals, LLC and Northwest Kaolin Inc.(2)
10.5	Fourth Amendment and Ratifications of Assignment Agreement with Contingent Right of Reverter dated January 1, 2010, between the Company, Idaho Industrial Minerals, LLC and Northwest Kaolin Inc.(2)
10.6	Employment Agreement dated April 1, 2013 between the Company and Thomas M. Conway.(2)
10.7	Loan Agreement dated September 13, 2013 between the Company and BV Lending LLC.(2)
10.8	Stock Option Plan.(1)
10.9	Sales Agreement dated April 28, 2014 between I-Minerals USA, Inc. and Pre-Mix, Inc.(2)
10.10	Loan Agreement dated February 18, 2015 between the Company and BV Lending LLC.(3)
10.11	Amendment Agreement dated December 1, 2015 between the Company and BV Lending LLC.(4)
10.12	Global Settlement and Absolute Agreement dated October 29, 2015 among I-Minerals Inc., Idaho Industrial Minerals, LLC, Hoodoo Resources, LLC, Robert Lemke, Brent Thomson, The Thomson Family Trust, the Estate of Philip Nisbet, Allen Ball, the Allen Ball and Connie Ball Family Trust, Ball Ventures, LLC and BV Natural Resources, LLC.(5)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (Rule 13a-14 and 15d-14 of the Exchange Act)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (Rule 13a-14 and 15d-14 of the Exchange Act)
32.1	Certification of Chief Executive Officer pursuant to pursuant to Section 1350 of Title 18 of the United States Code
32.2	Certification of Chief Financial Officer pursuant to pursuant to Section 1350 of Title 18 of the United States Code

Notes:

(1)	Filed as an exhibit to our Registration Statement on Form 10 filed with the SEC on November 17, 2014.
(2)	Filed as an exhibit to our Registration Statement on Form 10/A filed with the SEC on December 24, 2014.
(3)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on March 11, 2015.
(4)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on December 7, 2015.
(5)	Filed as an exhibit to our Form 10-Q/A filed with the SEC on June 17, 2016.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

I-MINERALS INC.

Date:	July 27, 2016	By:	/s/ Thomas M. Conway
THOMAS M. CONWAY
Chief Executive Officer and President
(Principal Executive Officer)

Date:	July 27, 2016	By:	/s/ Matthew Anderson
MATTHEW ANDERSON
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	July 27, 2016	By:	/s/ Thomas M. Conway
THOMAS M. CONWAY
Chief Executive Officer, President and Director

Date:	July 27, 2016	By:	/s/ Allen L. Ball
ALLEN L. BALL
Director

Date:	July 27, 2016	By:	/s/ W. Barry Girling
W. BARRY GIRLING
Director

Date:	July 27, 2016	By:	/s/ Gary Childress
GARY CHILDRESS
Director

Date:	July 27, 2016	By:	/s/ Wayne Moorhouse
WAYNE MOORHOUSE
Director

Date:	July 27, 2016	By:	/s/ John Theobald
JOHN THEOBALD
Director