Form 10-Q
period 2016-07-31
I-Minerals Inc
filed 2016-09-14
CIK 1405663

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: July 31, 2016

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

As of September 14, 2016, the registrant had 87,308,952 outstanding shares of common stock.

I-Minerals Inc.
INDEX

PART I – FINANCIAL INFORMATION

I-Minerals Inc.

Condensed Consolidated Financial Statements
For the three months ended July 31, 2016
(Unaudited - Expressed in US dollars)

I-Minerals Inc. Condensed Consolidated Balance Sheets
(Unaudited - Expressed in US dollars)

	Notes	July 31, 2016 $	April 30, 2016 $
ASSETS
Current assets
Cash		403,665	128,353
Receivables		9,068	21,747
Prepaids		43,818	45,498
		456,551	195,598

Equipment		7,386	7,985
Mineral property interest	3	305,850	305,850
Deposits		14,932	14,932

TOTAL ASSETS		784,719	524,365

LIABILITIES
Current liabilities
Accounts payable and accrued liabilities	4,8	1,340,129	1,023,137
Promissory notes	5	9,028,232	6,587,526
Derivative liabilities	2,6,7	716,886	515,802
		11,085,247	8,126,465

Promissory notes	5	2,269,912	3,871,395
TOTAL LIABILITIES		13,355,159	11,997,860

CAPITAL DEFICIT
Capital Stock
Authorized:
Unlimited common shares with no par value
Issued and fully paid: 87,308,952 (April 30, 2016 - 86,328,952)	7	18,201,727	17,963,265
Additional paid-in capital		1,841,082	1,839,639
Commitment to issue shares	5	139,256	81,112
Deficit		(32,752,505)	(31,357,511)
TOTAL CAPITAL DEFICIT		(12,570,440)	(11,473,495)

TOTAL LIABILITIES AND CAPITAL DEFICIT		784,719	524,365

On behalf of the Board

“Thomas M. Conway”	Director	“W. Barry Girling”	Director

The accompanying notes are an integral part of these condensed consolidated financial statements.

I-Minerals Inc. Condensed Consolidated Statements of Loss For the three months ended July 31, 2016 and 2015
(Unaudited - Expressed in US dollars)

	Notes	2016 $	2015 $

OPERATING EXPENSES
Amortization		599	1,079
Management and consulting fees	7,8	113,653	31,518
Mineral property expenditures		291,509	684,515
General and miscellaneous		235,879	157,910
Professional fees		99,236	155,145

		(740,876)	(1,030,167)
OTHER (EXPENSE) INCOME
Foreign exchange (loss) gain		(915)	2,093
Loss on settlement of liabilities		-	(31,512)
Accretion expense	5	(125,117)	(72,679)
Interest expense	5	(354,752)	(248,451)
Change in fair value of derivative liabilities	2,6,7	(173,334)	(278,751)

LOSS FOR THE PERIOD		(1,394,994)	(1,659,467)

Loss per share – basic and diluted		(0.02)	(0.02)

Weighted average number of shares outstanding		86,818,952	79,951,372

The accompanying notes are an integral part of these condensed consolidated financial statements.

I-Minerals Inc. Condensed Consolidated Statements of Cash Flows For the three months ended July 31, 2016 and 2015
(Unaudited - Expressed in US dollars)

	2016 $	2015 $
OPERATING ACTIVITIES
Loss for the period	(1,394,994)	(1,659,467)
Items not involving cash:
Amortization	599	1,079
Stock-based compensation	72,169	4,556
Loss on settlement of liabilities	-	31,512
Accretion expense	125,117	72,679
Change in fair value of derivative liabilities	173,334	278,751
Change in non-cash operating working capital items:
Receivables	12,679	(988)
Prepaids	1,680	62,353
Accounts payable and accrued liabilities	316,992	230,065

Cash flows used in operating activities	(692,424)	(979,460)

FINANCING ACTIVITIES
Proceeds from exercise of stock options and warrants	167,736	-
Promissory notes received	800,000	1,500,000

Cash flows from financing activities	967,736	1,500,000

INCREASE IN CASH	275,312	520,540

CASH, BEGINNING OF THE PERIOD	128,353	272,040

CASH, END OF THE PERIOD	403,665	792,580

SUPPLEMENTAL CASH FLOW INFORMATION (Note 10)

Interest paid	-	-
Taxes paid	-	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

I-Minerals Inc. Condensed Consolidated Statements of Capital Deficit For the three months ended July 31, 2016
(Unaudited - Expressed in US dollars)

	Number of Shares #	Amount $	Commitment to Issue Shares $	Additional Paid-in Capital $	Accumulated Deficit $	Total Capital Deficit $

Balance at April 30, 2016	86,328,952	17,963,265	81,112	1,839,639	(31,357,511)	(11,473,495)

Issued during the period:
Shares issued on exercise of options	980,000	167,736	-	-	-	167,736
Shares issuable as a debt discount	-	-	58,144	-	-	58,144
Share-based payments – vesting	-	-	-	72,169	-	72,169
Reallocation on exercise of options	-	70,726	-	(70,726)	-	-
Loss for the period	-	-	-	-	(1,394,994)	(1,394,994)

Balance at July 31, 2016	87,308,952	18,201,727	139,256	1,841,082	(32,752,505)	(12,570,440)

The accompanying notes are an integral part of these condensed consolidated financial statements.

I-Minerals Inc. Notes to the Condensed Consolidated Financial Statements For the three months ended July 31, 2016
(Unaudited - Expressed in US dollars except where otherwise indicated)

1.	NATURE OF BUSINESS AND BASIS OF PRESENTATION AND LIQUIDITY:

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

Basis of Presentation and Liquidity

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information as well as Article 10 of Regulation S-X on the basis that the Company will continue as a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for the next year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At July 31, 2016, the Company had not yet achieved profitable operations, had an accumulated deficit of $32,752,505 since inception and expects to incur further losses in the development of its business, all of which casts substantial doubt upon the Company’s ability to continue as a going concern and, therefore, that it may be unable to realize its assets and discharge its liabilities in the normal course of business.

The financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of our management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included.  Operating results for the three months ended July 31, 2016 are not necessarily indicative of the results that may be expected for the full year ending April 30, 2017.  All amounts presented are in US dollars except where otherwise indicated.  For further information refer to the financial statements and footnotes thereto for the year ended April 30, 2016 included in the Company’s Annual Report on Form 10-K filed on July 27, 2016.

The Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to develop the Property and to meet its obligations and repay its liabilities arising from normal business operations when they come due. Although the Company has been successful in the past in obtaining financing, there is no assurance that it will be able to obtain adequate financing in the future or that such financing will be on terms advantageous to the Company. The Company is currently receiving funds from a company controlled by a director of the Company through promissory notes (Notes 5 and 11). Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or promissory notes; however there is no assurance of additional funding being available. The Company has historically satisfied its capital needs primarily by issuing equity securities and/or promissory notes. Management plans to continue to provide for its capital needs by issuing equity securities and/or promissory notes.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Financial Instruments and Fair Value Measures

The book value of cash, accounts receivable, accounts payable and accrued liabilities approximate their fair values due to the immediate or short-term maturity of those instruments. The fair value hierarchy under US GAAP is based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

I-Minerals Inc. Notes to the Condensed Consolidated Financial Statements For the three months ended July 31, 2016
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

The Company’s Promissory Notes are based on Level 2 inputs in the ASC 820 fair value hierarchy. The Company calculated the fair value of these instruments by discounting future cash flows using rates representative of current borrowing rates. At July 31, 2016, the Promissory Notes had a fair value of $12,528,286 (April 30, 2016 – $10,703,836).

The Company had certain Level 3 liabilities required to be recorded at fair value on a recurring basis in accordance with US GAAP as at July 31, 2016 and April 30, 2016.  As at July 31, 2016, the Company’s Level 3 liabilities consisted of the warrants issued in connection with the Company’s offering of equity units in a private placement and warrants issued as financing fees as well as the grant of share purchase options to non-employees.

The resulting Level 3 liabilities have no active market and are required to be measured at their fair value each reporting period based on information that is unobservable.

A summary of the Company’s Level 3 liabilities for the three months ended July 31, 2016 and 2015 is as follows:

	2016 $	2015 $

Warrants (Note 6)

Beginning fair value	326,595	1,128,841
Issuance	27,750	75,324
Change in fair value	111,311	270,097
Ending fair value	465,656	1,474,262

Non-employee options (Note 7(c))

Beginning fair value	189,207	116,615
Fair value of options on vesting	-	5,219
Change in fair value	62,023	8,654
Ending fair value	251,230	130,488

Total Level 3 liabilities	716,886	1,604,750

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment). There were no assets or liabilities measured at fair value on a nonrecurring basis during the periods ended July 31, 2016 and April 30, 2016.

Earnings (Loss) Per Share

The basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. For the three months ended July 31, 2016, loss per share excludes 12,524,012 (2015 – 30,281,069) potentially dilutive common shares (related to outstanding options and warrants as well as shares committed to be issued pursuant to the Promissory Notes) as their effect was anti-dilutive.

I-Minerals Inc. Notes to the Condensed Consolidated Financial Statements For the three months ended July 31, 2016
(Unaudited - Expressed in US dollars except where otherwise indicated)

3.	MINERAL PROPERTY INTEREST:

Helmer-Bovill Property – Latah County, Idaho

The Company has an undivided 100% interest in 11 State of Idaho mineral leases. The State of Idaho mineral leases are subject to a 5% production royalty on gross sales.

4.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES:

	July 31, 2016 $	April 30, 2016 $

Trade payables	269,866	307,316
Amounts due to related parties (Note 8)	189,191	189,501
Interest payable on promissory notes	881,072	526,320

Total accounts payable and accrued liabilities	1,340,129	1,023,137

5.	PROMISSORY NOTES:

	July 31, 2016 $	April 30, 2016 $

First promissory notes	5,711,636	5,678,107
Second promissory notes	5,041,477	4,780,814
Third promissory notes	545,031	-

Total promissory notes	11,298,144	10,458,921

On September 13, 2013, January 27, 2014 and December 4, 2014, the Company entered into agreements with a company controlled by a director of the Company (the “Lender”) pursuant to which $5,787,280 was advanced to the Company in tranches (the “First Promissory Notes”). The First Promissory Notes were to mature as to $3,000,000 on December 2, 2016 and the balance due on December 31, 2016.

On February 18, 2015 and December 1, 2015, the Company entered into agreements with the Lender pursuant to which $5,457,000 was advanced to the Company in tranches (the “Second Promissory Notes”). The Second Promissory Notes were to mature as to $1,000,000 on December 2, 2016, $2,000,000 on June 2, 2017 and the balance due on December 2, 2017.

Effective August 31, 2016, the Company entered into an agreement with the Lender pursuant to which up to an additional $2,965,000 will be advanced to the Company in tranches (the “Third Promissory Notes”). In addition, the First Promissory Notes and the Second Promissory Notes were amended and combined with the Third Promissory Notes with a modified maturity date of December 2, 2017. All other terms of the First Promissory Notes and the Second Promissory Notes remained unchanged. (Note 11).

During the three months ended July 31, 2016, the Company received $600,000 in advance of the effective date of the Third Promissory Notes and which will be subject to the terms and conditions of the Third Promissory Notes agreement.

I-Minerals Inc. Notes to the Condensed Consolidated Financial Statements For the three months ended July 31, 2016
(Unaudited - Expressed in US dollars except where otherwise indicated)

The following table outlines the estimated cash payments required in order to repay the principal balance of the promissory notes.  The table below does not take into consideration the amended maturity dates of the promissory notes that was effective subsequent to July 31, 2016.

2017 $	2018 $	2019 $	2020 $	2021 $	Total $
9,387,280	2,457,000	-	-	-	11,844,280

Certain conditions may result in early repayment including immediate repayment in the event a person currently not related to the Company acquires more than 40% of the outstanding common shares of the Company. Debt issuance costs will be amortized over the estimated maturity life of the promissory notes.

The promissory notes bear interest at the rate of 12% per annum and during the three months ended July 31, 2016, the Company recorded interest of $354,752 (2015 - $248,451).  Interest is payable semi-annually as calculated on May 31st and November 30th.  Interest is to be paid either in cash or in common shares at the option of the Lender.  As part of the Third Promissory Notes agreement entered into subsequent to July 31, 2016, interest payable of $640,130 will be transferred to the promissory notes balance.  This balance will not be subject to bonus shares and bonus warrants.  The interest payable amount remains in accounts payable and accrued liabilities as at July 31, 2016.  The $640,130 of interest was for the period from December 1, 2015 to May 31, 2016.

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

At July 31, 2016, the Company was committed to issuing an additional 587,441 bonus shares to the Lender at the fair value of $139,256. The fair value of the bonus shares was determined by reference to the trading price of the Company’s common shares on the date the advances were received.

The fair value of 269,359 bonus share purchase warrants committed to be issued (based on advances received during the period) during the three months ended July 31, 2016 of $27,750 was estimated using the Black-Scholes option pricing model with the following weighted average assumptions: stock price – CAD$0.279; exercise price – CAD$0.290; expected risk-free interest rate – 1.15%; expected life – 2.54 years; expected volatility – 81% and expected dividend rate – 0%.

The aggregate finance fees (bonus shares and bonus warrants) are recorded against the promissory notes balance and are being amortized to the Statement of Loss over the life of the promissory notes using the effective interest method.  The accretion expense in respect of the debt discount recorded on the issuance of bonus shares and warrants totalled $125,117 for the three months ended July 31, 2016 (2015 - $72,679) The unamortized debt discount as at July 31, 2016 is $546,136 (April 30, 2016 – $585,359).

The promissory notes are collateralized by the Company’s Helmer-Bovill Property.

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

I-Minerals Inc. Notes to the Condensed Consolidated Financial Statements For the three months ended July 31, 2016
(Unaudited - Expressed in US dollars except where otherwise indicated)

$

Balance, April 30, 2016	326,595

Bonus warrants issuable pursuant to promissory notes (Note 5)	27,750
Change in fair value of warrant derivatives	111,311

Balance, July 31, 2016	465,656

Warrant Derivative Liabilities

At July 31, 2016, the Company determined the fair value of Warrant Derivative Liabilities to be $465,656 (April 30 2016 - $326,595) as estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	July 31, 2016	April 30, 2016

Stock price (CAD$)	0.29	0.23
Exercise price (CAD$)	0.27	0.27
Risk-free interest rate (%)	0.97	0.96
Expected life (years)	1.20	1.41
Expected volatility (%)	67	76
Expected dividends ($)	Nil	Nil

7.	SHARE CAPITAL:

Common shares

a)	Authorized:

Unlimited number of common shares, without par value.

b)	Stock transactions:

During the three months ended July 31, 2016, the Company completed the following stock transactions:

i)	On June 14, 2016, the Company issued 980,000 common shares on the exercise of stock options with an exercise price of CAD$0.22 per common share resulting gross proceeds of CAD$215,600 ($167,736).

c)	Stock options:

The Company has granted stock options under the terms of its Stock Option Plan (the “Plan”). The Plan provides that the directors of the Company may grant options to purchase common shares to directors, officers, employees and service providers of the Company on terms that the directors of the Company may determine are within the limitations set forth in the Plan. The maximum number of shares available under the Plan is limited to 10% of the issued common shares. The maximum term of stock options is ten years. All stock options vest on the date of grant, unless otherwise stated. As at July 31, 2016, the Company had 2,875,895 stock options available for grant pursuant to the Plan (April 30, 2016 - 2,797,895).

The Company’s stock options outstanding as at July 31, 2016 and April 30, 2016 and the changes for the years then ended are as follows:

I-Minerals Inc. Notes to the Condensed Consolidated Financial Statements For the three months ended July 31, 2016
(Unaudited - Expressed in US dollars except where otherwise indicated)

	Number Outstanding	Weighted Average Exercise Price (in CAD$)

Balance outstanding at April 30, 2016	5,835,000	0.21
Granted	1,000,000	0.22
Exercised	(980,000)	0.22

Balance outstanding at July 31, 2016	5,855,000	0.21

Balance exercisable at July 31, 2016	5,245,000	0.21

The intrinsic value of options exercised during the three months ended July 31, 2016 was CAD$88,200 based on a stock price of CAD$0.31 on the date of exercise.

Summary of stock options outstanding at July 31, 2016:

Security	Number Outstanding	Exercise Price (CAD$)	Expiry Date	Remaining Contractual Life (years)

Stock options	1,300,000	0.10	July 30, 2018	2.00
Stock options	260,000	0.15	July 30, 2018	2.00
Stock options	300,000	0.25	July 30, 2018	2.00
Stock options	200,000	0.25	November 19, 2018	2.30
Stock options	150,000	0.25	January 8, 2019	2.44
Stock options	300,000	0.25	May 23, 2019	2.81
Stock options	150,000	0.25	December 16, 2017	1.38
Stock options	1,975,000	0.25	January 29, 2020	3.50
Stock options	200,000	0.25	August 4, 2020	4.01
Stock options	1,000,000	0.25	February 25, 2018	1.57
Stock options	20,000	0.22	May 19, 2018	1.80

The weighted average grant date fair value of stock options granted during the three months ended July 31, 2016 of CAD$0.095 was estimated using the Black-Scholes option pricing model with the following weighted average assumptions: stock price – CAD$0.22; exercise price – CAD$0.22; risk-free interest rate – 0.85%; expected life – 2.0 years; expected volatility – 79% and expected dividends - $nil. Expected volatility was determined by reference to the historical volatility of the Company’s common shares trading on the TSX Venture Exchange.

Non-Employee Stock Options

In accordance with the guidance of ASC 815-40-15, stock options awarded to non-employees that are fully vested and exercisable in Canadian dollars are required to be accounted for as derivative liabilities because they are considered not to be indexed to the Company’s stock due to their exercise price being denominated in a currency other than the Company’s functional currency. Stock options awarded to non-employees that are not vested are accounted for as equity awards until the terms associated with their vesting requirements have been met. As at July 31, 2016 and April 30, 2016, there were no non-employee stock option awards that had not vested.

The non-employee stock options are accounted for at their respective fair values and are summarized as follows for the three months ended July 31, 2016 and 2015:

I-Minerals Inc. Notes to the Condensed Consolidated Financial Statements For the three months ended July 31, 2016
(Unaudited - Expressed in US dollars except where otherwise indicated)

	2016 $	2015 $

Fair value of non-employee options, beginning of the period	189,207	116,615
Fair value of options on vesting	-	5,219
Change in fair value of non-employee stock options during the period	62,023	8,654

Fair value of non-employee options, end of the period	251,230	130,488

The Company determined the fair value of its non-employee stock options as at July 31, 2016 and April 30, 2016 using the Black-Scholes option pricing model with the following weighted average assumptions:

	July 31, 2016	April 30, 2016

Stock price (CAD$)	0.29	0.23
Exercise price (CAD$)	0.23	0.23
Risk-free interest rate (%)	1.34	1.34
Expected life (years)	2.18	2.43
Expected volatility (%)	86	87
Expected dividends ($)	Nil	Nil

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

As at July 31, 2016, the unamortized compensation cost of options is $41,579 and the intrinsic value of options expected to vest is $304,752 (CAD$397,900).

Share-based payments are classified in the Company’s Statement of Loss during the three months ended July 31, 2016 and 2015 as follows:

	2016 $	2015 $

Management and consulting fees	72,169	4,556

	72,169	4,556

d)	Share purchase warrants:

A summary of fully-exercisable share purchase warrants as at July 31, 2016 and April 30, 2016 and the changes for the years then ended are as follows:

	Number Outstanding	Weighted Average Exercise Price (CAD$)

Balance at April 30, 2016	5,812,212	0.27
Issued	269,359	0.29

Balance at July 31, 2016	6,081,571	0.27

I-Minerals Inc. Notes to the Condensed Consolidated Financial Statements For the three months ended July 31, 2016
(Unaudited - Expressed in US dollars except where otherwise indicated)

Summary of warrants outstanding and issuable at July 31, 2016:

Security	Number Outstanding	Exercise Price ($CAD)	Expiry Date

Warrants	1,550,000	0.40	January 31, 2017
Warrants	667,520	0.14	December 1, 2016(1)
Warrants	122,142	0.14266	December 1, 2016(1)
Warrants	104,119	0.165	December 1, 2016(1)
Warrants	76,723	0.17	December 1, 2016(1)
Warrants	87,818	0.17223	December 1, 2016(1)
Warrants	111,762	0.185	December 1, 2016(1)
Warrants	132,208	0.217	December 1, 2016(1)
Warrants	62,002	0.222	December 1, 2016(1)
Warrants	58,181	0.225	December 1, 2016(1)
Warrants	165,326	0.23	December 1, 2016(1)
Warrants	51,202	0.25	December 1, 2016(1)
Warrants	92,357	0.276	December 1, 2016(1)
Warrants	200,091	0.28	December 1, 2016(1)
Warrants	45,439	0.29	December 1, 2016(1)
Warrants	96,261	0.292	December 1, 2016(1)
Warrants	52,459	0.305	December 1, 2016(1)
Warrants	730,848	0.22	December 31, 2018(1)
Warrants	242,545	0.23	December 31, 2018(1)
Warrants	194,344	0.24	December 31, 2018(1)
Warrants	37,203	0.245	December 31, 2018(1)
Warrants	393,058	0.255	December 31, 2018(1)
Warrants	192,206	0.259	December 31, 2018(1)
Warrants	126,843	0.265	December 31, 2018(1)
Warrants	198,750	0.272	December 31, 2018(1)
Warrants	95,781	0.291	December 31, 2018(1)
Warrants	101,095	0.298	December 31, 2018(1)
Warrants	93,288	0.310	December 31, 2018(1)

Notes:
(1)	The warrants are exercisable until the earlier of the date disclosed or the date that the promissory note advance, including interest, is repaid (Note 5).

8.	RELATED PARTY TRANSACTIONS:

During the three months ended July 31, 2016, management and consulting fees of $24,026 (2015 - $23,929) were charged by RJG Capital Corporation, a wholly-owned company of W. Barry Girling, Director. Wayne Moorhouse, Director, charged $770 (2015 - $765) in management and consulting fees. $10,087 (2015 - $7,758) was charged by Malaspina Consultants Inc. for the services of Matt Anderson, CFO, and are included in professional fees.

Included in accounts payable and accrued liabilities are amounts owed to directors or officers or companies controlled by them.  As at July 31, 2016, the amount was $189,191 (April 30, 2016 – $189,501).  All amounts are non-interest bearing, unsecured, and due on demand.

I-Minerals Inc. Notes to the Condensed Consolidated Financial Statements For the three months ended July 31, 2016
(Unaudited - Expressed in US dollars except where otherwise indicated)

The promissory notes received from a company controlled by a director (Notes 5 and 11) are related party transactions.

9.	SEGMENT DISCLOSURES:

The Company considers its business to comprise a single operating segment being the exploration of its resource property. Substantially all of the Company’s long-term assets and operations are located in Latah County, Idaho.

10.	NON-CASH TRANSACTIONS:

Investing and financing activities that affect recognized assets or liabilities but that do not result in cash receipts or cash payments are excluded from the consolidated statements of cash flows. During the three months ended July 31, 2016, the following transactions were excluded from the consolidated statement of cash flows:

a)	The commitment to issue 269,359 common shares at the fair value of $58,144 and 269,359 warrants at the fair value of $27,750 pursuant to the promissory notes.

During the three months ended July 31, 2015, the following transactions were excluded from the consolidated statement of cash flows:

a)	The issuance by the Company of 1,980,840 common shares at the fair value of $373,142 as payment of interest on the Promissory Notes;

b)	The issuance by the Company of 286,845 common shares at the fair value of $54,035 as payment of interest on the Second Promissory Notes; and,

c)	The commitment to issue 590,474 common shares at the fair value of $139,740 and 590,474 warrants at the fair value of $75,324 pursuant to the Second Promissory Notes.

11.	SUBSEQUENT EVENTS:

Subsequent to July 31, 2016:

a)	Effective August 31, 2016, the Company entered into an agreement with the Lender pursuant to which up to an additional $2,965,000 will be advanced to the Company in tranches (the “Third Promissory Notes”). In addition, the First Promissory Notes and the Second Promissory Notes were amended and combined with the Third Promissory Notes with a modified maturity date of December 2, 2017. All other terms of the First Promissory Notes (Note 5) and the Second Promissory Notes (Note 5) remained unchanged.

b)	As part of the Third Promissory Notes agreement entered into effective August 31, 2016, interest payable of $640,130 was transferred to the promissory notes balance. This balance is not subject to bonus shares and bonus warrants. The $640,130 of interest was for the period from December 1, 2015 to May 31, 2016.

c)	The Company received an aggregate of $200,000 of Third Promissory Notes.

Item 2.  Management’s discussion and analysis of financial condition and results of operations

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report constitute "forward-looking statements.” These statements, identified by words such as “plan,” "anticipate,” "believe,” "estimate,” "should,” "expect" and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. Forward-looking statements involve known and unknown risks, uncertainties, assumptions and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Such factors include, among others, general business, economic, competitive, political and social uncertainties; the actual results of current exploration activities; changes in project parameters as plans continue to be refined; changes in labour costs or other costs of production; future mineral prices; equipment or processes to operate as anticipated; accidents, labour disputes and other risks of the mining industry, including but not limited to environmental hazards, cave-ins, pit-wall failures, flooding, rock bursts and other acts of God or unfavourable operating conditions and losses; delays in obtaining governmental approvals or financing or in the completion of development or construction activities, as well as those factors discussed in the section titled "Risk Factors" in our Annual Report on Form 10-K which was filed with the SEC on July 27, 2016.

Forward looking statements are based on a number of material factors and assumptions, including the results of exploration and drilling activities, the availability and final receipt of required approvals, licenses and permits, that sufficient working capital is available to complete proposed exploration and drilling activities, that contracted parties provide goods and/or services on the agreed time frames, the equipment necessary for exploration is available as scheduled and does not incur unforeseen break downs, that no labour shortages or delays are incurred and that no unusual geological or technical problems occur. While we consider these assumptions may be reasonable based on information currently available to it, they may prove to be incorrect. Actual results may vary from such forward-looking information for a variety of reasons, including but not limited to risks and uncertainties disclosed in the section titled “Risk Factors” in our Annual Report on Form 10-K which was filed with the SEC on July 27, 2016.

We intend to discuss in our Quarterly Reports and Annual Reports any events or circumstances that occurred during the period to which such documents relate that are reasonably likely to cause actual events or circumstances to differ materially from those disclosed in this Quarterly Report. New factors emerge from time to time, and it is not possible for management to predict all of such factors and to assess in advance the impact of each such factor on our business or the extent to which any factor, or combination of such factors, may cause actual results to differ materially from those contained in any forwarding looking statement.

CAUTIONARY NOTE TO U.S. INVESTORS REGARDING ESTIMATES OF MEASURED, INDICATED AND INFERRED RESOURCES AND PROVEN AND PROBABLE RESERVES

The terms “mineral reserve”, “proven mineral reserve” and “probable mineral reserve” as used in this Quarterly Report are Canadian mining terms as defined in accordance with Canadian National Instrument 43-101 – Standards of Disclosure for Mineral Projects (“NI 43-101”) and the Canadian Institute of Mining, Metallurgy and Petroleum (the “CIM”) – CIM Definition Standards on Mineral Resources and Mineral Reserves, adopted by the CIM Council, as amended (the “CIM Definition Standards”). These definitions differ from the definitions in the United States Securities and Exchange Commission (“SEC”) Industry Guide 7 (“SEC Industry Guide 7”) under the United States Securities Act of 1933, as amended (the “Securities Act”). Under SEC Industry Guide 7 standards, a “final” or “bankable” feasibility study is required to report reserves, the three-year historical average price is used in any reserve or cash flow analysis to designate reserves, and the primary environmental analysis or report must be filed with the appropriate governmental authority.

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

Accordingly, information contained in this Quarterly Report and any documents incorporated by reference herein contain descriptions of our mineral deposits that may not be comparable to similar information made public by U.S. companies subject to the reporting and disclosure requirements under the United States federal securities laws and the rules and regulations thereunder.

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

The Bovill Kaolin Project

Our lead project, the Bovill Kaolin Project, is a strategically located long term resource of high purity quartz, potassium feldspar (“K-spar”), halloysite and kaolinite formed through weathering of a border phase of the Idaho Batholith causing all minerals to be contained within a fine white clay-sand mixture referred to as “primary clay.” The Bovill Kaolin Project is located within 5 miles of state highways with electricity and natural gas already at the property boundary.

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
    3.7 year estimated after tax payback.

The full Feasibility Study was filed on www.sedar.com on April 20, 2016 and is available on the Company’s website.  Going forward our focus is to complete the longer lead time components of the detailed engineering, complete the permitting process with the Idaho Department of Lands and commence efforts to raise the capital necessary to build the mine.

The WBL Tailings Project

We also plan to continue limited seasonal mining operations at the WBL Tailings Project.  The WBL Tailings Project is feldspathic sands deposited as tailings from clay mining operations during the period from 1961 to 1974.  In September 2012, we received approval of our Mine Plan of Operations (“MPO”) from the Idaho Department of Lands.  The MPO allows us to mine up to 50,000 tons per annum of feldspathic sands from June to October for a period of 10 years.  Since 2013, approximately 5,000 tons of tailings was extracted and sold to a local cement company and a local contractor.

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

Outlook

Our focus continues to be the detailed assessment of all of our mineral assets and advancing the Bovill Kaolin Project towards production.  With the FS now completed, the next steps are the final permitting activities with the mine permit expected late in the third calendar quarter or early in the fourth calendar quarter of 2016.

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

Results of Operation

Three months ended July 31, 2016

We recorded a loss of $1,394,994 for the three months ended July 31, 2016 as compared to a loss of $1,659,467 for the three months ended July 31, 2016.  The decrease in the loss recorded for the three months ended July 31, 2016 as compared to the three months ended July 31, 2015 is the net result of changes to a number of expenses.  Of note are the following items:

  Management and consulting fees of $113,653 (2015 - $31,518) are comprised of fees to manage our Company and stock-based compensation.  The stock-based compensation recognized in the current period was $72,169 (2015 - $4,556).  Approximately half of the fees to manage our Company are charged to management and consulting fees and the other half is charged to mineral property expenditures.
  Mineral property expenditures of $291,509 (2015 - $684,515) are costs incurred on our Helmer-Bovill Property.  The main expenses incurred during the current period included engineering and consulting ($57,532) and mineral analysis and processing ($72,999).  We were working on completing permitting work and final pilot plant processing during the current period.  In the prior period, the Company incurred $393,191 of engineering and consulting expenditures and mineral analysis and processing of $174,024 as part of updating the feasibility study.
  General and miscellaneous expenses of $253,879 (2015 - $157,910) are comprised of office and telephone expenses, payroll taxes, medical benefits, insurance premiums, travel expenses, promotional expenses, shareholder communication fees, transfer agent fees and filing fees.  The increase during the current period was due primarily to an increase in mineral marketing activities as well as investor relations activities.
  Professional fees of $99,236 (2015 - $155,145) include legal fees, audit fees and financial consulting fees.  The decrease in fees in the current period was due to the reduction of legal fees relating to the IIM litigation and legal fees relating to the legal action against Unimin Corporation.
   Loss on settlement of liabilities of $nil (2015 – $31,512) represents the change in fair value of common shares between the date the Company agreed to settled liabilities for common shares and the date that the common shares were ultimately issued.  The Company used common shares to settle interest payable pursuant to promissory notes and second promissory notes.
  Accretion expense of $125,117 (2015 - $72,679) is the amortization of the fair value of bonus shares and bonus warrants issued to the lender of the promissory notes.  The bonus shares and bonus warrants are amortized over the life of the promissory notes.
  Interest expense of $354,752 (2015 - $248,451) is from promissory notes that bear interest at a rate of 12% per year.  Interest increased as additional funds were advanced.
  We recorded a loss on change in fair value of derivative liabilities of $173,334 (2015 – loss of $278,751).  The change in fair value of derivative liabilities is based on the change in remaining term of derivative instruments and our stock price.  The derivatives include warrants as well as stock options granted to non-employees.  The derivative liabilities do not represent cash liabilities.

Liquidity and Capital Resources

Our aggregate operating, investing and financing activities during the three months ended July 31, 2016 resulted in a net cash inflow of $275,312 (2015 – inflow of $520,540).  As at July 31, 2016, we had working capital deficiency of $10,628,696, including cash of $403,665.  Subsequent to July 31, 2016, the maturity dates of the promissory notes were amended so that they are due on December 2, 2017.

During the three months ended July 31, 2016, we used $1,023,775 on cash flows from operations before changes in non-cash operating working capital items (2015 - $1,270,890).  The decrease in these cash flows was due primarily to a decrease in mineral property expenditures.  During the three months ended July 31, 2016, we spent $nil on investing activities (2015 - $nil) and we received $967,736 from financing activities (2015 - $1,500,000).

We are being financed by advances pursuant to promissory notes advanced by BV Lending LLC, an entity controlled by Allen L. Ball, a member of our Board of Directors and our largest shareholder (the “Lender”).  During the year ended April 30, 2016, the Company was receiving advances pursuant to the First Promissory Notes and the Second Promissory Notes.  As at April 30, 2016, the balance of the promissory notes was $11,044,280.  The final tranche pursuant to the Second Promissory Notes was received in May 2016.  Effective August 31, 2016, the Company entered into an agreement with the Lender pursuant to which up to an additional $2,965,000 will be advanced to the Company in tranches (the “Third Promissory Notes”).  The August 31, 2016 agreement also amended the maturity date of the First Promissory Notes and the Second Promissory Notes.  The promissory notes have a modified maturity date of December 2, 2017.  Certain conditions may result in early repayment.

We do not have the ability to internally generate sufficient cash flows to support our operations for the next twelve months.  We are currently receiving funds from a company controlled by a director of the Company through promissory notes.  We have no formal plan in place to address this going concern issue but consider that we will be able to obtain additional funds by equity financing and/or debt financing; however, there is no assurance of additional funding being available.  As a result, our auditors included an emphasis of matter note in their report on the financial statements for the year ended April 30, 2016 about our ability to continue as a going concern.

We remain dependent on additional financing to fund development requirements on the Helmer-Bovill property and for general corporate costs.  With respect to funds required for capital cost items, State-sponsored debt financing instruments may be available on attractive terms, and we intend to pursue such financial instruments to cover portions of the capital costs associated with placing the Bovill Kaolin deposits into production.  We have commenced efforts to raise the capital necessary to build the mine.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable

Item 4. Controls and Procedures.

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of July 31, 2016. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of July 31, 2016.  There were no material changes in the Company’s internal control over financial reporting during the first quarter of 2017.

Part II – OTHER INFORMATION

Item 1. Legal Proceedings.

There have been no material developments on the legal proceeding previously disclosed in our Annual Report on Form 10-K for the financial year ended April 30, 2016.

Item 1A. Risk Factors

There have been no material changes from the risk factors as previously disclosure in our Annual Report on Form 10-K which was filed with the SEC on July 27, 2016.

Item 2. Unregistered sales of equity securities and use of proceeds

All unregistered sales of equity securities during the period covered by the Quarterly Report were previously disclosed in our current reports on Form 8-K or our Annual Report on Form 10-K other than the following:

i)	On June 14, 2016, the Company issued 980,000 common shares on the exercise of stock options with an exercise price of CAD$0.22 per common share resulting gross proceeds of CAD$215,600 ($167,736).

Item 3. Defaults upon senior securities

None

Item 4. Mine Safety Disclosures.

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act (The “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the three months ended July 31, 2016, our U.S. exploration properties were not subject to regulation by the Federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977 (the "Mine Act").

Item 5. Other Information

On September 2, 2016, we announced that we negotiated a new loan agreement with a company controlled by its President Allen L. Ball (the “Lender”), pursuant to which:

(a)	all funding provided by the Lender pursuant to previous loan agreements would be consolidated into the new loan agreement; and

(b)	up to an additional $2,965,000 will be advanced to us by the Lender in tranches, such advances to be considered secured loans accruing interest at the rate of 12% per annum calculated and paid semi-annually from the date of each advance, such interest also to be considered advances pursuant to the new loan agreement unless the Lender elects otherwise.

At the Lender’s election, it may direct that we pay the interest either in cash or in common shares of the Company; if interest is paid in shares, they will be issued at a deemed price per share equal to the greater of (i) the “Discounted Market Price” of our shares (as defined in TSX Venture Exchange – the “Exchange” - Policy 5.1) as of the date of the news release announcing the specific debt settlement; and (ii) the volume weighted average trading price (“VWAP”) of our shares over the 20 trading days prior to the date such interest becomes payable.

As additional consideration for such advances, we have agreed to issue the following securities to the Lender:

(a)	that number of common shares of the Company equal to 7.5% of the amount of each advance divided by the “Market Price” (as defined in Exchange Policy 1.1 – the “Market Price”) of our shares as of the date of the advance, subject to the minimum price per share and the maximum number of shares provided for in Exchange Policy 5.1, such shares to be considered “bonus shares” pursuant to the provisions of said Policy 5.1; and

(b)	non-transferable share purchase warrants entitling the holder to purchase up to that number of common shares of the Company equal to 7.5% of the amount of each advance, divided by the “Market Price” of our shares as of the close of business on the date of the advance, subject to the minimum exercise price per share and the maximum number of share purchase warrants provided for in Exchange Policy 5.1, such share purchase warrants to be considered “bonus warrants” pursuant to the provisions of said Policy 5.1;

provided that:

(c)	the issuance of the bonus shares and bonus warrants is subject to our receiving acceptance from the Exchange therefor;

(d)	each bonus warrant will entitle the holder to purchase one common share of the Company at a price equal to the greater of:

(i)	the “Market Price” of the Company’s shares as of the close of business on the date of the advance; and

(ii)	the VWAP of the Company’s shares over the 20 trading days immediately prior to the date of the advance;

for a period expiring on the earlier of:

(e)	December 31, 2018; and

(f)	the date the amount of the advance, together with all accrued interest thereon, has been repaid in full.

While any of the principal amount of the indebtedness under the new loan agreement remains outstanding, we will, if requested by the Lender, include an individual designated by the Lender as a nominee for director at our next annual general meeting subsequent to said request.

The loan agreement also provides that we will repay the principal amount of each advance, together with all accrued and unpaid interest thereon, on the earlier of:

(a)	December 2, 2017; and

(b)	in the event we receive the requisite financing for the capital expenditures to put its Bovill Kaolin Project into full commercial production, five business days following the closing of said financing.

Item 6. Exhibits

3.1	Certificate of Continuation.(2)
3.2	Articles of Continuance.(2)
3.3	Certificate of Amendment.(2)
3.4	Articles of Amendment.(2)
3.5	By-Laws.(2)
10.1	Assignment Agreement with Contingent Right of Reverter dated August 10, 2002, between the Company, Idaho Industrial Minerals, LLC and Northwest Kaolin Inc.(2)
10.2	Amendment and Ratifications of Assignment Agreement with Contingent Right of Reverter dated August 10, 2005, between the Company, Idaho Industrial Minerals, LLC and Northwest Kaolin Inc.(2)
10.3	Second Amendment and Ratifications of Assignment Agreement with Contingent Right of Reverter dated August 10, 2005, between the Company, Idaho Industrial Minerals, LLC and Northwest Kaolin Inc.(2)
10.4	Third Amendment and Ratifications of Assignment Agreement with Contingent Right of Reverter dated August 10, 2008, between the Company, Idaho Industrial Minerals, LLC and Northwest Kaolin Inc.(2)
10.5	Fourth Amendment and Ratifications of Assignment Agreement with Contingent Right of Reverter dated January 1, 2010, between the Company, Idaho Industrial Minerals, LLC and Northwest Kaolin Inc.(2)
10.6	Employment Agreement dated April 1, 2013 between the Company and Thomas M. Conway.(2)
10.7	Loan Agreement dated September 13, 2013 between the Company and BV Lending LLC.(2)
10.8	Stock Option Plan.(1)
10.9	Sales Agreement dated April 28, 2014 between I-Minerals USA, Inc. and Pre-Mix, Inc.(2)
10.10	Loan Agreement dated February 18, 2015 between the Company and BV Lending LLC.(3)
10.11	Amendment Agreement dated December 1, 2015 between the Company and BV Lending LLC.(4)
10.12	Loan Agreement dated June 1, 2016 between the Company and BV Lending LLC.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (Rule 13a-14 and 15d-14 of the Exchange Act)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (Rule 13a-14 and 15d-14 of the Exchange Act)
32.1	Certification of Chief Executive Officer pursuant to pursuant to Section 1350 of Title 18 of the United States Code
32.2	Certification of Chief Financial Officer pursuant to pursuant to Section 1350 of Title 18 of the United States Code

Notes:
(1)	Filed as an exhibit to our Registration Statement on Form 10 filed with the SEC on November 17, 2014.
(2)	Filed as an exhibit to our Registration Statement on Form 10/A filed with the SEC on December 24, 2014.
(3)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on March 11, 2015.

Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on December 7, 2015.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

I-MINERALS INC.

Date:	September 14, 2016	By:	/s/ Thomas M. Conway
THOMAS M. CONWAY
Chief Executive Officer and President
(Principal Executive Officer)

Date:	September 14, 2016	By:	/s/ Matthew Anderson
MATTHEW ANDERSON
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)