Form 10-Q
period 2016-10-31
I-Minerals Inc
filed 2016-12-15
CIK 1405663

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: October 31, 2016

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

As of December 15, 2016, the registrant had 88,965,382 outstanding shares of common stock.

I-Minerals Inc.
INDEX

PART I – FINANCIAL INFORMATION

I-Minerals Inc.

Condensed Consolidated Financial Statements
For the six months ended October 31, 2016
(Unaudited - Expressed in US dollars)

I-Minerals Inc. Condensed Consolidated Balance Sheets
(Unaudited - Expressed in US dollars)

	Notes	October 31, 2016 $	April 30, 2016 $
ASSETS
Current assets
Cash		376,200	128,353
Receivables		6,163	21,747
Prepaids		32,627	45,498
		414,990	195,598

Equipment		6,832	7,985
Mineral property interest	3	305,850	305,850
Deposits		14,932	14,932

TOTAL ASSETS		742,604	524,365

LIABILITIES
Current liabilities
Accounts payable and accrued liabilities	4,8	1,086,173	1,023,137
Promissory notes	5	-	6,587,526
Derivative liabilities	2,6,7	672,100	515,802
		1,758,273	8,126,465

Promissory notes	5	12,631,394	3,871,395
TOTAL LIABILITIES		14,389,667	11,997,860

CAPITAL DEFICIT
Capital Stock
Authorized:
Unlimited common shares with no par value
Issued and fully paid: 87,795,298 (April 30, 2016 - 86,328,952)	7	18,318,483	17,963,265
Additional paid-in capital		1,890,683	1,839,639
Commitment to issue shares	5	70,875	81,112
Deficit		(33,927,104)	(31,357,511)
TOTAL CAPITAL DEFICIT		(13,647,063)	(11,473,495)

TOTAL LIABILITIES AND CAPITAL DEFICIT		742,604	524,365

On behalf of the Board

“Thomas M. Conway”	Director	“W. Barry Girling”	Director

The accompanying notes are an integral part of these condensed consolidated financial statements.

I-Minerals Inc. Condensed Consolidated Statements of Loss
(Unaudited - Expressed in US dollars)

		Three months ended October 31		Six months ended October 31
	Notes	2016 $	2015 $	2016 $	2015 $

OPERATING EXPENSES
Amortization		554	996	1,153	2,075
Management and consulting fees	7,8	75,173	65,683	188,826	97,201
Mineral property expenditures	8	375,703	850,021	667,212	1,534,536
General and miscellaneous		124,383	134,143	360,262	292,053
Professional fees		145,431	117,977	244,667	273,122

		(721,244)	(1,168,820)	(1,462,120)	(2,198,987)
OTHER (EXPENSE) INCOME
Foreign exchange (loss) gain		(13,296)	(1,808)	(14,211)	285
Loss on settlement of liabilities		-	-	-	(31,512)
Accretion expense	5	(118,238)	(90,353)	(243,355)	(163,032)
Interest expense	5	(388,350)	(287,896)	(743,102)	(536,347)
Change in fair value of derivative liabilities	2,6,7	66,529	436,080	(106,805)	157,329

LOSS FOR THE PERIOD		(1,174,599)	(1,112,797)	(2,569,593)	(2,772,264)

Loss per share – basic and diluted		(0.01)	(0.01)	(0.03)	(0.03)

Weighted average number of shares outstanding		87,515,120	82,608,710	87,169,699	81,283,822

The accompanying notes are an integral part of these condensed consolidated financial statements.

I-Minerals Inc. Condensed Consolidated Statements of Cash Flows For the six months ended October 31, 2016 and 2015
(Unaudited - Expressed in US dollars)

	2016 $	2015 $
OPERATING ACTIVITIES
Loss for the period	(2,569,593)	(2,772,264)
Items not involving cash:
Amortization	1,153	2,075
Stock-based compensation	121,770	35,653
Loss on settlement of liabilities	-	31,512
Accretion expense	243,355	163,032
Change in fair value of derivative liabilities	106,805	(157,329)
Change in non-cash operating working capital items:
Receivables	15,584	(16,995)
Prepaids	12,871	73,731
Accounts payable and accrued liabilities	703,166	629,498

Cash flows used in operating activities	(1,364,889)	(2,011,087)

FINANCING ACTIVITIES
Proceeds from exercise of stock options	167,736	-
Promissory notes received	1,445,000	2,600,000

Cash flows from financing activities	1,612,736	2,600,000

INCREASE IN CASH	247,847	588,913

CASH, BEGINNING OF THE PERIOD	128,353	272,040

CASH, END OF THE PERIOD	376,200	860,953

SUPPLEMENTAL CASH FLOW INFORMATION (Note 10)

Interest paid	-	-
Taxes paid	-	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

I-Minerals Inc. Condensed Consolidated Statements of Capital Deficit For the six months ended October 31, 2016
(Unaudited - Expressed in US dollars)

	Number of Shares #	Amount $	Commitment to Issue Shares $	Additional Paid-in Capital $	Accumulated Deficit $	Total Capital Deficit $

Balance at April 30, 2016	86,328,952	17,963,265	81,112	1,839,639	(31,357,511)	(11,473,495)

Issued during the period:
Shares issued on exercise of options	980,000	167,736	-	-	-	167,736
Shares issued as a debt discount	486,346	116,756	-	-	-	116,756
Shares issuable as a debt discount	-	-	(10,237)	-	-	(10,237)
Share-based payments – vesting	-	-	-	121,770	-	121,770
Reallocation on exercise of options	-	70,726	-	(70,726)	-	-
Loss for the period	-	-	-	-	(2,569,593)	(2,569,593)

Balance at October 31, 2016	87,795,298	18,318,483	70,875	1,890,683	(33,927,104)	(13,647,063)

The accompanying notes are an integral part of these condensed consolidated financial statements.

I-Minerals Inc. Notes to the Condensed Consolidated Financial Statements For the six months ended October 31, 2016
(Unaudited - Expressed in US dollars except where otherwise indicated)

1.	NATURE OF BUSINESS AND BASIS OF PRESENTATION AND LIQUIDITY:

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

Basis of Presentation and Liquidity

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information as well as Article 10 of Regulation S-X on the basis that the Company will continue as a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for the next year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At October 31, 2016, the Company had not yet achieved profitable operations, had an accumulated deficit of $33,927,104 since inception and expects to incur further losses in the development of its business, all of which casts substantial doubt upon the Company’s ability to continue as a going concern and, therefore, that it may be unable to realize its assets and discharge its liabilities in the normal course of business.

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

The financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of our management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included. Operating results for the six months ended October 31, 2016 are not necessarily indicative of the results that may be expected for the full year ending April 30, 2017. All amounts presented are in US dollars except where otherwise indicated. For further information refer to the financial statements and footnotes thereto for the year ended April 30, 2016 included in the Company’s Annual Report on Form 10-K filed on July 27, 2016.

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

I-Minerals Inc. Notes to the Condensed Consolidated Financial Statements For the six months ended October 31, 2016
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

The Company’s Promissory Notes are based on Level 2 inputs in the ASC 820 fair value hierarchy. The Company calculated the fair value of these instruments by discounting future cash flows using rates representative of current borrowing rates. At October 31, 2016, the Promissory Notes had a fair value of $12,603,934 (April 30, 2016 – $10,703,836).

The Company had certain Level 3 liabilities required to be recorded at fair value on a recurring basis in accordance with US GAAP as at October 31, 2016 and April 30, 2016. As at October 31, 2016, the Company’s Level 3 liabilities consisted of the warrants issued in connection with the Company’s offering of equity units in a private placement and warrants issued as financing fees as well as the grant of share purchase options to non-employees.

The resulting Level 3 liabilities have no active market and are required to be measured at their fair value each reporting period based on information that is unobservable.

A summary of the Company’s Level 3 liabilities for the six months ended October 31, 2016 and 2015 is as follows:

	2016 $	2015 $

Warrants (Note 6)

Beginning fair value	326,595	1,128,841
Issuance	49,493	130,347
Change in fair value	75,348	(163,078)
Ending fair value	451,436	1,096,110

Non-employee options (Note 7(c))

Beginning fair value	189,207	116,615
Fair value of options on vesting	-	40,178
Change in fair value	31,457	5,749
Ending fair value	220,664	162,542

Total Level 3 liabilities	672,100	1,258,652

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment). There were no assets or liabilities measured at fair value on a nonrecurring basis during the periods ended October 31, 2016 and April 30, 2016.

Earnings (Loss) Per Share

The basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. For the six months ended October 31, 2016, loss per share excludes 12,652,897 (2015 – 31,584,379) potentially dilutive common shares (related to outstanding options and warrants as well as shares committed to be issued pursuant to the Promissory Notes) as their effect was anti-dilutive.

I-Minerals Inc. Notes to the Condensed Consolidated Financial Statements For the six months ended October 31, 2016
(Unaudited - Expressed in US dollars except where otherwise indicated)

3.	MINERAL PROPERTY INTEREST:

Helmer-Bovill Property – Latah County, Idaho

The Company has an undivided 100% interest in 11 State of Idaho mineral leases. The State of Idaho mineral leases are subject to a 5% production royalty on gross sales.

4.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES:

	October 31, 2016 $	April 30, 2016 $

Trade payables	268,913	307,316
Amounts due to related parties (Note 8)	187,968	189,501
Interest payable on promissory notes	629,292	526,320

Total accounts payable and accrued liabilities	1,086,173	1,023,137

5.	PROMISSORY NOTES:

	October 31, 2016 $	April 30, 2016 $

First promissory notes	-	5,678,107
Second promissory notes	-	4,780,814
Third promissory notes	12,631,394	-

Total promissory notes	12,631,394	10,458,921

On September 13, 2013, January 27, 2014 and December 4, 2014, the Company entered into agreements with a company controlled by a director of the Company (the “Lender”) pursuant to which $5,787,280 was advanced to the Company in tranches (the “First Promissory Notes”). The First Promissory Notes were to mature as to $3,000,000 on December 2, 2016 and the balance due on December 31, 2016.

On February 18, 2015 and December 1, 2015, the Company entered into agreements with the Lender pursuant to which $5,457,000 was advanced to the Company in tranches (the “Second Promissory Notes”). The Second Promissory Notes mature were to mature as to $1,000,000 on December 2, 2016, $2,000,000 on June 2, 2017 and the balance due on December 2, 2017.

Effective August 31, 2016, the Company entered into an agreement (dated June 1, 2016) with the Lender pursuant to which up to an additional $2,965,000 will be advanced to the Company in tranches (the “Third Promissory Notes”). In addition, the First Promissory Notes and the Second Promissory Notes were amended and combined with the Third Promissory Notes with a modified maturity date of December 2, 2017. All other terms of the First Promissory Notes and the Second Promissory Notes remained unchanged.

In accordance with the guidance of ASC 470-50 and ASC 470-60, the Company determined that the June 1, 2016 agreement resulted in a debt modification, not a debt extinguishment or a troubled debt restructuring. The aggregate finance fees relating to the promissory notes are now being amortized to the Statement of Loss over the revised life of the promissory notes using the effective interest method.

I-Minerals Inc. Notes to the Condensed Consolidated Financial Statements For the six months ended October 31, 2016
(Unaudited - Expressed in US dollars except where otherwise indicated)

During the six months ended October 31, 2016, the Company received $1,245,000 in advances pursuant to the Third Promissory Notes and the final $200,000 in advances pursuant to the Second Promissory Notes.

The following table outlines the estimated cash payments required in order to repay the principal balance of the Third Promissory Notes:

2017 $	2018 $	2019 $	2020 $	2021 $	Total $
-	13,129,410	-	-	-	13,129,410

Certain conditions may result in early repayment including immediate repayment in the event a person currently not related to the Company acquires more than 40% of the outstanding common shares of the Company. Debt issuance costs will be amortized over the estimated maturity life of the promissory notes.

The promissory notes bear interest at the rate of 12% per annum and during the six months ended October 31, 2016, the Company recorded interest of $743,102 (2015 - $536,347). Interest is payable semi-annually as calculated on May 31st and November 30th of each year. Interest is to be paid either in cash or in common shares at the option of the Lender. As part of the Third Promissory Notes agreement dated June 1, 2016, interest payable of $640,130 was transferred to the promissory notes balance. This balance transferred was not subject to bonus shares or bonus warrants. The $640,130 of interest was for the period from December 1, 2015 to May 31, 2016.

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

During the six months ended October 31, 2016, the Company issued 486,346 bonus shares to the Lender at the fair value of $116,756, based on their quoted market price at the date the advances were received, including 349,325 shares having a fair value of $81,112 that the Company had committed to issue as at April 30, 2016. At October 31, 2016, the Company was committed to issuing an additional 309,258 bonus shares to the Lender at the fair value of $70,875. The fair value of the bonus shares was determined by reference to the trading price of the Company’s common shares on the date the advances were received.

The fair value of 477,522 bonus share purchase warrants committed to be issued (based on advances received during the period) during the six months ended October 31, 2016 of $49,493 was estimated using the Black-Scholes option pricing model with the following weighted average assumptions: stock price – CAD$0.290; exercise price – CAD$0.298; expected risk-free interest rate – 1.15%; expected life – 2.44 years; expected volatility – 79% and expected dividend rate – 0%.

The aggregate finance fees (bonus shares and bonus warrants) are recorded against the promissory notes balance and are being amortized to the Statement of Loss over the life of the promissory notes using the effective interest method. The accretion expense in respect of the debt discount recorded on the issuance of bonus shares and warrants totalled $243,355 for the six months ended October 31, 2016 (2015 - $163,032) The unamortized debt discount as at October 31, 2016 is $498,016 (April 30, 2016 – $585,359).

The promissory notes are collateralized by the Company’s Helmer-Bovill Property.

I-Minerals Inc. Notes to the Condensed Consolidated Financial Statements For the six months ended October 31, 2016
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

$

Balance, April 30, 2016	326,595

Bonus warrants issuable pursuant to promissory notes (Note 5)	49,493
Change in fair value of warrant derivatives	75,348

Balance, October 31, 2016	451,436

Warrant Derivative Liabilities

At October 31, 2016, the Company determined the fair value of Warrant Derivative Liabilities to be $451,436 (April 30 2016 - $326,595) as estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	October 31, 2016	April 30, 2016

Stock price (CAD$)	0.295	0.23
Exercise price (CAD$)	0.271	0.27
Risk-free interest rate (%)	0.97	0.96
Expected life (years)	0.99	1.41
Expected volatility (%)	79	76
Expected dividends ($)	Nil	Nil

7.	SHARE CAPITAL:

Common shares

a)	Authorized:

Unlimited number of common shares, without par value.

b)	Stock transactions:

During the six months ended October 31, 2016, the Company completed the following stock transactions:

i)	On June 14, 2016, the Company issued 980,000 common shares on the exercise of stock options with an exercise price of CAD$0.22 per common share resulting gross proceeds of CAD$215,600 ($167,736).

I-Minerals Inc. Notes to the Condensed Consolidated Financial Statements For the six months ended October 31, 2016
(Unaudited - Expressed in US dollars except where otherwise indicated)

ii)	On September 23, 2016, the Company issued 486,346 common shares with a fair value of $116,756 including 349,325 shares having a fair value of $81,112 which the Company had committed to issue at April 30, 2016. The common shares were issued as debt discounts pursuant to the Second Promissory Notes and the Third Promissory Notes (Note 5).

c)	Stock options:

The Company has granted stock options under the terms of its Stock Option Plan (the “Plan”). The Plan provides that the directors of the Company may grant options to purchase common shares to directors, officers, employees and service providers of the Company on terms that the directors of the Company may determine are within the limitations set forth in the Plan. The maximum number of shares available under the Plan is limited to 10% of the issued common shares. The maximum term of stock options is ten years. All stock options vest on the date of grant, unless otherwise stated. As at October 31, 2016, the Company had 2,634,639 stock options available for grant pursuant to the Plan (April 30, 2016 - 2,797,895).

The Company’s stock options outstanding as at October 31, 2016 and April 30, 2016 and the changes for the years then ended are as follows:

	Number Outstanding	Weighted Average Exercise Price (in CAD$)

Balance outstanding at April 30, 2016	5,835,000	0.21
Granted	1,300,000	0.24
Exercised	(980,000)	0.22

Balance outstanding at October 31, 2016	6,155,000	0.22

Balance exercisable at October 31, 2016	5,545,000	0.22

The intrinsic value of options exercised during the six months ended October 31, 2016 was CAD$88,200 based on a stock price of CAD$0.31 on the date of exercise.

Summary of stock options outstanding at October 31, 2016:

Security	Number Outstanding	Exercise Price (CAD$)	Expiry Date	Remaining Contractual Life (years)

Stock options	1,300,000	0.10	July 30, 2018	1.75
Stock options	260,000	0.15	July 30, 2018	1.75
Stock options	300,000	0.25	July 30, 2018	1.75
Stock options	200,000	0.25	November 19, 2018	2.05
Stock options	150,000	0.25	January 8, 2019	2.19
Stock options	300,000	0.25	May 23, 2019	2.56
Stock options	150,000	0.25	December 16, 2017	1.13
Stock options	1,975,000	0.25	January 29, 2020	3.25
Stock options	200,000	0.25	August 4, 2020	3.76
Stock options	1,000,000	0.25	February 25, 2018	1.32
Stock options	20,000	0.22	May 19, 2018	1.55
Stock options	300,000	0.30	July 21, 2021	4.72

The weighted average grant date fair value of stock options granted during the six months ended October 31, 2016 of CAD$0.123 was estimated using the Black-Scholes option pricing model with the following weighted average assumptions: stock price – CAD$0.24; exercise price – CAD$0.24; risk-free interest rate – 0.97%; expected life – 2.7 years; expected volatility – 83% and expected dividends - $nil. Expected volatility was determined by reference to the historical volatility of the Company’s common shares trading on the TSX Venture Exchange.

I-Minerals Inc. Notes to the Condensed Consolidated Financial Statements For the six months ended October 31, 2016
(Unaudited - Expressed in US dollars except where otherwise indicated)

Non-Employee Stock Options

In accordance with the guidance of ASC 815-40-15, stock options awarded to non-employees that are fully vested and exercisable in Canadian dollars are required to be accounted for as derivative liabilities because they are considered not to be indexed to the Company’s stock due to their exercise price being denominated in a currency other than the Company’s functional currency. Stock options awarded to non-employees that are not vested are accounted for as equity awards until the terms associated with their vesting requirements have been met. As at October 31, 2016 and April 30, 2016, there were no non-employee stock option awards that had not vested.

The non-employee stock options are accounted for at their respective fair values and are summarized as follows for the six months ended October 31, 2016 and 2015:

	2016 $	2015 $

Fair value of non-employee options, beginning of the period	189,207	116,615
Fair value of options on vesting	-	40,178
Change in fair value of non-employee stock options during the period	31,457	5,749

Fair value of non-employee options, end of the period	220,664	162,542

The Company determined the fair value of its non-employee stock options as at October 31, 2016 and April 30, 2016 using the Black-Scholes option pricing model with the following weighted average assumptions:

	October 31, 2016	April 30, 2016

Stock price (CAD$)	0.30	0.23
Exercise price (CAD$)	0.23	0.23
Risk-free interest rate (%)	0.86	1.34
Expected life (years)	1.91	2.43
Expected volatility (%)	74	87
Expected dividends ($)	Nil	Nil

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

As at October 31, 2016, the unamortized compensation cost of options is $41,579 and the intrinsic value of options expected to vest is $316,270 (CAD$424,125).

Share-based payments are classified in the Company’s Statement of Loss during the six months ended October 31, 2016 and 2015 as follows:

I-Minerals Inc. Notes to the Condensed Consolidated Financial Statements For the six months ended October 31, 2016
(Unaudited - Expressed in US dollars except where otherwise indicated)

	2016 $	2015 $

Management and consulting fees	121,770	35,653

	121,770	35,653

d)	Share purchase warrants:

A summary of fully-exercisable share purchase warrants as at October 31, 2016 and April 30, 2016 and the changes for the years then ended are as follows:

	Number Outstanding	Weighted Average Exercise Price (CAD$)

Balance at April 30, 2016	5,812,212	0.27
Issued	477,522	0.30

Balance at October 31, 2016	6,289,734	0.27

Summary of warrants outstanding and issuable at October 31, 2016:

Security	Number Outstanding	Exercise Price ($CAD)	Expiry Date

Warrants	1,550,000	0.40	January 31, 2017
Warrants	(2)667,520	0.14	December 1, 2016(1)
Warrants	(2)122,142	0.14266	December 1, 2016(1)
Warrants	(2)104,119	0.165	December 1, 2016(1)
Warrants	(2)76,723	0.17	December 1, 2016(1)
Warrants	(2)87,818	0.17223	December 1, 2016(1)
Warrants	(2)111,762	0.185	December 1, 2016(1)
Warrants	(3)132,208	0.217	December 1, 2016(1)
Warrants	(3)62,002	0.222	December 1, 2016(1)
Warrants	(3)58,181	0.225	December 1, 2016(1)
Warrants	(3)165,326	0.23	December 1, 2016(1)
Warrants	(3)51,202	0.25	December 1, 2016(1)
Warrants	(3)92,357	0.276	December 1, 2016(1)
Warrants	(3)200,091	0.28	December 1, 2016(1)
Warrants	(3)45,439	0.29	December 1, 2016(1)
Warrants	(3)96,261	0.292	December 1, 2016(1)
Warrants	(3)52,459	0.305	December 1, 2016(1)
Warrants	730,848	0.22	December 31, 2018(1)
Warrants	242,545	0.23	December 31, 2018(1)
Warrants	194,344	0.24	December 31, 2018(1)
Warrants	37,203	0.245	December 31, 2018(1)
Warrants	393,058	0.255	December 31, 2018(1)
Warrants	192,206	0.259	December 31, 2018(1)
Warrants	126,843	0.265	December 31, 2018(1)
Warrants	198,750	0.272	December 31, 2018(1)
Warrants	95,781	0.291	December 31, 2018(1)
Warrants	49,294	0.294	December 31, 2018(1)
Warrants	100,373	0.295	December 31, 2018(1)
Warrants	101,095	0.298	December 31, 2018(1)
Warrants	93,288	0.310	December 31, 2018(1)
Warrants	58,496	0.335	December 31, 2018(1)

I-Minerals Inc. Notes to the Condensed Consolidated Financial Statements For the six months ended October 31, 2016
(Unaudited - Expressed in US dollars except where otherwise indicated)

Notes:
(1)	The warrants are exercisable until the earlier of the date disclosed or the date that the promissory note advance, including interest, is repaid (Note 5).
(2)	Subsequent to October 31, 2016, these share purchase warrants were exercised.
(3)	Subsequent to October 31, 2016, these share purchase warrants expired, unexercised.

8.	RELATED PARTY TRANSACTIONS:

During the six months ended October 31, 2016, management and consulting fees of $48,185 (2015 - $47,963) were charged by RJG Capital Corporation, a wholly-owned company of W. Barry Girling, Director. Wayne Moorhouse, Director, charged $1,410 (2015 - $1,565) in management and consulting fees. $15,991 (2015 - $12,710) was charged by Malaspina Consultants Inc. for the services of Matt Anderson, CFO, and are included in professional fees. John Theobald, Director, charged $19,069 (2015 - $nil) in mineral property expenditures.

Included in accounts payable and accrued liabilities are amounts owed to directors or officers or companies controlled by them. As at October 31, 2016, the amount was $187,968 (April 30, 2016 – $189,501). All amounts are non-interest bearing, unsecured, and due on demand.

The promissory notes received from a company controlled by a director (Notes 5 and 11) are related party transactions.

9.	SEGMENT DISCLOSURES:

The Company considers its business to comprise a single operating segment being the exploration of its resource property. Substantially all of the Company’s long-term assets and operations are located in Latah County, Idaho.

10.	NON-CASH TRANSACTIONS:

Investing and financing activities that affect recognized assets or liabilities but that do not result in cash receipts or cash payments are excluded from the consolidated statements of cash flows. During the six months ended October 31, 2016, the following transactions were excluded from the consolidated statement of cash flows:

a)	The commitment to issue 477,522 common shares at the fair value of $106,519 and 477,522 warrants at the fair value of $49,493 pursuant to the promissory notes.

During the six months ended October 31, 2015, the following transactions were excluded from the consolidated statement of cash flows:

a)	The issuance by the Company of 1,980,840 common shares at the fair value of $373,142 as payment of interest on the Promissory Notes;

b)	The issuance by the Company of 286,845 common shares at the fair value of $54,035 as payment of interest on the Second Promissory Notes; and,

c)	The commitment to issue 1,042,754 common shares at the fair value of $247,872 and 1,042,754 warrants at the fair value of $130,347 pursuant to the Second Promissory Notes.

I-Minerals Inc. Notes to the Condensed Consolidated Financial Statements For the six months ended October 31, 2016
(Unaudited - Expressed in US dollars except where otherwise indicated)

11.	SUBSEQUENT EVENTS:

Subsequent to October 31, 2016:

a)	The Company received an aggregate of $175,000 of Third Promissory Notes.

b)	The Company granted 400,000 stock options to a consultant at an exercise price of CAD$0.30 per share that expire on November 3, 2021. These options vest as to 25% on the date of grant and 25% every three months thereafter.

c)	On December 1, 2016, 1,170,084 share purchase warrants were exercised for gross proceeds of CAD$176,901 ($132,838). An additional 955,526 share purchase warrants expired, unexercised.

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

General

We were incorporated under the laws of British Columbia, Canada in 1984. In 2004, we changed our corporate jurisdiction from a British Columbia company to a Canadian corporation.  At the Annual General and Special Meeting of the Shareholders held on December 7, 2016, the shareholders approved the change of jurisdiction of I-Minerals from the Federal Jurisdiction of Canada to the Province of British Columbia.  In December 2011, we amended our articles to change our name from “i-minerals inc.” to “I-Minerals Inc.”

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

To date, we have not earned significant revenues from the operation of our mineral properties. Accordingly, we are dependent on debt and equity financing as our primary source of operating working capital. Our capital resources are largely determined by the strength of the junior resource markets and by the status of our projects in relation to these markets, and its ability to compete for investor support of its projects.

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

Outlook

Our focus continues to be the detailed assessment of all of our mineral assets and advancing the Bovill Kaolin Project towards production. With the FS now completed, the next steps are the final permitting activities. Strong progress has been made with the Idaho Department of Lands, the lead permitting agency, but there remain a few minor unforeseen matters to resolve. At this point the expectation is that initial permits should be received in Q1 calendar 2017.

A second bulk sample has been sent to Ginn Mineral Research with separation of the clay minerals (kaolin and halloysite) now complete. The sand fraction from the second bulk sample has been delivered to Minerals Research Laboratory at North Carolina State University (“MRL”). Processing of the sand fraction (quartz and K-spar) from the initial bulk sample is now completed at MRL. Samples of all quartz and K-spar products, including fine grind products, have been delivered to the Company for distribution to prospective customers for testing purposes. The current round of pilot scale separations has also confirmed grades and separation characteristics of all areas of the deposits. The earlier processing of the bulk samples at Ginn Mineral Research created halloysite and metakaolin products samples for marketing purposes that are also being distributed for testing purposes. Interest from companies pursuing research and development of life science and polymer applications with our halloysite is particularly encouraging, MRL is also undertaking some optimization work on a bench scale to see how high a K2O feldspar product can be produced. Results to date are very encouraging with select bench scale results exceeding 14% K20, a very high potassium level for any K-spar. Bench scale work is complete and the initial pilot plant runs have been completed. Assays from the pilot plant work are awaited to see how the pilot plant recoveries compare with the exceptional bench scale results. A third pilot plant is underway at Ginn Mineral Research to make additional volumes of metakaolin for larger scale testing and additional halloysite for an increasing number of customers requesting halloysite for testing. Sample requests for halloysite have come from North America, Europe, the Middle East, South America and Asia showing both the scarcity of halloysite in general and the quality of I-Minerals halloysite in particular. Once the clay portion of the pilot plant has been completed at Ginn, the sand fraction will be sent to MRL for k-spar and quartz separation.

Based upon opportunities identified in the Charles Rivers report, internal marketing efforts and customer leads generated through the website, strong interest has been generated in all of the Company’s mineral products with ever increasing interest in the K-spar.  Samples continue to be sent to customers for testing and the response has generally been very favorable.

Results of Operation

Six months ended October 31, 2016

We recorded a loss of $2,569,593 for the six months ended October 31, 2016 as compared to a loss of $2,772,264 for the six months ended October 31, 2015.  The decrease in the loss recorded for the six months ended October 31, 2016 as compared to the six months ended October 31, 2015 is the net result of changes to a number of expenses.  Of note are the following items:

  Management and consulting fees of $188,826 (2015 - $97,201) are comprised of fees to manage our Company and stock-based compensation.  The stock-based compensation recognized in the current period was $121,770 (2015 - $35,653).  Approximately half of the fees to manage our Company are charged to management and consulting fees and the other half is charged to mineral property expenditures.
  Mineral property expenditures of $667,212 (2015 - $1,534,536) are costs incurred on our Helmer-Bovill Property. The main expenses incurred during the current period included engineering and consulting ($115,810), mineral analysis and processing ($159,207) and environmental ($95,902). We were working on completing permitting work and final pilot plant processing during the current period. In the prior period, the Company incurred $935,192 of engineering and consulting expenditures and mineral analysis and processing of $312,127 as part of updating the feasibility study.
  General and miscellaneous expenses of $360,262 (2015 - $292,053) are comprised of office and telephone expenses, payroll taxes, medical benefits, insurance premiums, travel expenses, promotional expenses, shareholder communication fees, transfer agent fees and filing fees.  The increase during the current period was due primarily to an increase in mineral marketing activities as well as investor relations activities.
  Professional fees of $244,667 (2015 - $273,122) include legal fees, audit fees and financial consulting fees.  The decrease in fees in the current period was due to the reduction of legal fees relating to the IIM litigation and legal fees relating to the legal action against Unimin Corporation.
  Loss on settlement of liabilities of $nil (2015 – $31,512) represents the change in fair value of common shares between the date the Company agreed to settled liabilities for common shares and the date that the common shares were ultimately issued.  The Company used common shares to settle interest payable pursuant to promissory notes and second promissory notes.
  Accretion expense of $243,355 (2015 - $163,032) is the amortization of the fair value of bonus shares and bonus warrants issued to the lender of the promissory notes.  The bonus shares and bonus warrants are amortized over the life of the promissory notes.
  Interest expense of $743,102 (2015 - $536,347) is from promissory notes that bear interest at a rate of 12% per year.  Interest increased as additional funds were advanced.
  We recorded a loss on change in fair value of derivative liabilities of $106,805 (2015 – gain of $157,329).  The change in fair value of derivative liabilities is based on the change in remaining term of derivative instruments and our stock price.  The derivatives include warrants as well as stock options granted to non-employees.  The derivative liabilities do not represent cash liabilities.

Three months ended October 31, 2016

We recorded a loss of $1,174,599 for the three months ended October 31, 2016 as compared to a loss of $1,112,797 for the three months ended October 31, 2015.  The increase in the loss recorded for the three months ended October 31, 2016 as compared to the three months ended October 31, 2015 is the net result of changes to a number of expenses as noted above under the six months ended October 31, 2016 and 2015.

Liquidity and Capital Resources

Our aggregate operating, investing and financing activities during the six months ended October 31, 2016 resulted in a net cash inflow of $247,847 (2015 – inflow of $588,913).  As at October 31, 2016, we had working capital deficiency of $1,343,283, including cash of $376,200.

During the six months ended October 31, 2016, $2,096,510 was used in operations before changes in non-cash operating working capital items (2015 - $2,697,321).  The decrease in these cash flows was due primarily to a decrease in mineral property expenditures.  During the six months ended October 31, 2016, we spent $nil on investing activities (2015 - $nil) and we received $1,612,736 from financing activities (2015 - $2,600,000).

Currently, we are being financed by advances pursuant to promissory notes advanced by BV Lending LLC, an entity controlled by Allen L. Ball, a member of our Board of Directors and our largest shareholder (the “Lender”). During the year ended April 30, 2016, the Company was receiving advances pursuant to the First Promissory Notes and the Second Promissory Notes. As at April 30, 2016, the balance of the promissory notes was $11,044,280. The final tranche pursuant to the Second Promissory Notes was received in May 2016. Effective August 31, 2016, the Company entered into an agreement with the Lender pursuant to which up to an additional $2,965,000 will be advanced to the Company in tranches (the “Third Promissory Notes”), of which we have received $1,420,000 as at December 15, 2016. The August 31, 2016 agreement also amended the maturity date of the First Promissory Notes and the Second Promissory Notes. The promissory notes have a modified maturity date of December 2, 2017. Certain conditions may result in early repayment.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable

Item 4. Controls and Procedures.

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of October 31, 2016. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of October 31, 2016.  There were no material changes in the Company’s internal control over financial reporting during the second quarter of 2017.

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

Item 2. Unregistered sales of equity securities and use of proceeds

All unregistered sales of equity securities during the period covered by the Quarterly Report were previously disclosed in our current reports on Form 8-K or our Annual Report on Form 10-K other than the following:

i)	On June 14, 2016, the Company issued 980,000 common shares on the exercise of stock options with an exercise price of CAD$0.22 per common share resulting gross proceeds of CAD$215,600 ($167,736).

ii)	On September 23, 2016, the Company issued 486,346 common shares pursuant at a fair value of $116,756. The common shares were issued in accordance with the terms of loan agreements. The securities were issued pursuant to the provisions of Rule 506 of Regulation D of the Securities Act as the creditor represented that it was an accredited investor as defined in Rule 501 of Regulation D.

Item 3. Defaults upon senior securities

None

Item 4. Mine Safety Disclosures.

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act (The “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the six months ended October 31, 2016, our U.S. exploration properties were not subject to regulation by the Federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977 (the "Mine Act").

Item 5. Other Information

None

Item 6. Exhibits

3.1	Certificate of Continuation.(2)
3.2	Articles of Continuance.(2)
3.3	Certificate of Amendment.(2)
3.4	Articles of Amendment.(2)
3.5	By-Laws.(2)
10.1	Assignment Agreement with Contingent Right of Reverter dated August 10, 2002, between the Company, Idaho Industrial Minerals, LLC and Northwest Kaolin Inc.(2)
10.2	Amendment and Ratifications of Assignment Agreement with Contingent Right of Reverter dated August 10, 2005, between the Company, Idaho Industrial Minerals, LLC and Northwest Kaolin Inc.(2)
10.3	Second Amendment and Ratifications of Assignment Agreement with Contingent Right of Reverter dated August 10, 2005, between the Company, Idaho Industrial Minerals, LLC and Northwest Kaolin Inc.(2)
10.4	Third Amendment and Ratifications of Assignment Agreement with Contingent Right of Reverter dated August 10, 2008, between the Company, Idaho Industrial Minerals, LLC and Northwest Kaolin Inc.(2)
10.5	Fourth Amendment and Ratifications of Assignment Agreement with Contingent Right of Reverter dated January 1, 2010, between the Company, Idaho Industrial Minerals, LLC and Northwest Kaolin Inc.(2)
10.6	Employment Agreement dated April 1, 2013 between the Company and Thomas M. Conway.(2)
10.7	Loan Agreement dated September 13, 2013 between the Company and BV Lending LLC.(2)
10.8	Stock Option Plan.(1)
10.9	Sales Agreement dated April 28, 2014 between I-Minerals USA, Inc. and Pre-Mix, Inc.(2)
10.10	Loan Agreement dated February 18, 2015 between the Company and BV Lending LLC.(3)
10.11	Amendment Agreement dated December 1, 2015 between the Company and BV Lending LLC.(4)
10.12	Loan Agreement dated June 1, 2016 between the Company and BV Lending LLC. (5)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (Rule 13a-14 and 15d-14 of the Exchange Act)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (Rule 13a-14 and 15d-14 of the Exchange Act)
32.1	Certification of Chief Executive Officer pursuant to pursuant to Section 1350 of Title 18 of the United States Code
32.2	Certification of Chief Financial Officer pursuant to pursuant to Section 1350 of Title 18 of the United States Code

Notes:

(1)	Filed as an exhibit to our Registration Statement on Form 10 filed with the SEC on November 17, 2014.
(2)	Filed as an exhibit to our Registration Statement on Form 10/A filed with the SEC on December 24, 2014.
(3)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on March 11, 2015.
(4)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on December 7, 2015.
(5)	Filed as an exhibit to our Form 10-Q filed with the SEC on September 14, 2016.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

I-MINERALS INC.

Date:	December 15, 2016	By:	/s/ Thomas M. Conway
THOMAS M. CONWAY
Chief Executive Officer and President
(Principal Executive Officer)

Date:	December 15, 2016	By:	/s/ Matthew Anderson
MATTHEW ANDERSON
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)