Form 10-Q
period 2017-01-31
I-Minerals Inc
filed 2017-03-16
CIK 1405663

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: January 31, 2017

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

As of March 15, 2017, the registrant had 89,331,598 outstanding shares of common stock.

I-Minerals Inc.
INDEX

PART I – FINANCIAL INFORMATION

I-Minerals Inc.

Condensed Consolidated Financial Statements
For the nine months ended January 31, 2017
(Unaudited - Expressed in US dollars)

I-Minerals Inc. Condensed Consolidated Balance Sheets
(Unaudited - Expressed in US dollars)

	Notes	January 31, 2017 $	April 30, 2016 $
ASSETS
Current assets
Cash		408,475	128,353
Receivables		6,067	21,747
Prepaids		22,448	45,498
		436,990	195,598

Equipment		6,319	7,985
Mineral property interest	3	305,850	305,850
Deposits		14,932	14,932

TOTAL ASSETS		764,091	524,365

LIABILITIES
Current liabilities
Accounts payable and accrued liabilities	4,8	644,716	1,023,137
Promissory notes	5	-	6,587,526
Derivative liabilities	2,6,7	966,683	515,802
Promissory notes	5	13,666,801	-
		15,278,200	8,126,465

Promissory notes	5	-	3,871,395
TOTAL LIABILITIES		15,278,200	11,997,860

CAPITAL DEFICIT
Capital Stock
Authorized:
Unlimited common shares with no par value
Issued and fully paid: 89,331,598 (April 30, 2016 - 86,328,952)	7	18,644,105	17,963,265
Additional paid-in capital		1,924,136	1,839,639
Commitment to issue shares	5	-	81,112
Deficit		(35,082,350)	(31,357,511)
TOTAL CAPITAL DEFICIT		(14,514,109)	(11,473,495)

TOTAL LIABILITIES AND CAPITAL DEFICIT		764,091	524,365

On behalf of the Board

“Thomas M. Conway”	Director	“W. Barry Girling”	Director

The accompanying notes are an integral part of these condensed consolidated financial statements.

I-Minerals Inc. Condensed Consolidated Statements of Loss
(Unaudited - Expressed in US dollars)

		Three months ended January 31		Nine months ended January 31
	Notes	2017 $	2016 $	2017 $	2016 $

OPERATING EXPENSES
Amortization		513	922	1,666	2,997
Management and consulting fees	7,8	58,221	53,145	247,047	150,346
Mineral property expenditures	8	387,812	848,075	1,055,024	2,382,611
General and miscellaneous		163,224	120,214	523,486	412,267
Professional fees		(377,824)	36,028	(133,157)	309,150

		(231,946)	(1,058,384)	(1,694,066)	(3,257,371)
OTHER (EXPENSE) INCOME
Foreign exchange (loss) gain		10,975	(646)	(3,236)	(361)
Loss on settlement of liabilities		-	-	-	(31,512)
Accretion expense	5	(120,031)	(98,711)	(363,386)	(261,743)
Interest expense	5	(416,623)	(306,882)	(1,159,725)	(843,229)
Change in fair value of derivative liabilities	2,6,7	(397,621)	502,358	(504,426)	659,687

LOSS FOR THE PERIOD		(1,155,246)	(962,265)	(3,724,839)	(3,734,529)

Loss per share – basic and diluted		(0.01)	(0.01)	(0.04)	(0.05)

Weighted average number of shares outstanding		88,611,697	84,367,010	87,650,365	82,311,551

The accompanying notes are an integral part of these condensed consolidated financial statements.

I-Minerals Inc. Condensed Consolidated Statements of Cash Flows For the nine months ended January 31, 2017
(Unaudited - Expressed in US dollars)

	2017 $	2016 $
OPERATING ACTIVITIES
Loss for the period	(3,724,839)	(3,734,529)
Items not involving cash:
Amortization	1,666	2,997
Stock-based compensation	155,223	34,900
Loss on settlement of liabilities	-	31,512
Accretion expense	363,386	261,743
Change in fair value of derivative liabilities	504,426	(659,687)
Change in non-cash operating working capital items:
Receivables	15,680	(4,207)
Prepaids	23,050	111,793
Accounts payable and accrued liabilities	1,020,956	845,926

Cash flows used in operating activities	(1,640,452)	(3,109,552)

FINANCING ACTIVITIES
Proceeds from exercise of stock options and warrants	300,574	4,449
Promissory notes received	1,620,000	3,040,000

Cash flows from financing activities	1,920,574	3,044,449

INCREASE (DECREASE) IN CASH	280,122	(65,103)

CASH, BEGINNING OF THE PERIOD	128,353	272,040

CASH, END OF THE PERIOD	408,475	206,937

SUPPLEMENTAL CASH FLOW INFORMATION (Note 10)

Interest paid	-	-
Taxes paid	-	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

I-Minerals Inc. Condensed Consolidated Statements of Capital Deficit For the nine months ended January 31, 2017
(Unaudited - Expressed in US dollars)

	Number of Shares #	Amount $	Commitment to Issue Shares $	Additional Paid-in Capital $	Accumulated Deficit $	Total Capital Deficit $

Balance at April 30, 2016	86,328,952	17,963,265	81,112	1,839,639	(31,357,511)	(11,473,495)

Issued during the period:
Shares issued on exercise of options	980,000	167,736	-	-	-	167,736
Shares issued on exercise of warrants	1,170,084	132,838	-	-	-	132,838
Shares issued as a debt discount	852,562	200,756	-	-	-	200,756
Shares issuable as a debt discount	-	-	(81,112)	-	-	(81,112)
Share-based payments – vesting	-	-	-	155,223	-	155,223
Reallocation on exercise of options	-	70,726	-	(70,726)	-	-
Reallocation on exercise of warrants	-	108,784	-	-	-	108,784
Loss for the period	-	-	-	-	(3,724,839)	(3,724,839)

Balance at January 31, 2017	89,331,598	18,644,105	-	1,924,136	(35,082,350)	(14,514,109)

The accompanying notes are an integral part of these condensed consolidated financial statements.

I-Minerals Inc. Notes to the Condensed Consolidated Financial Statements For the nine months ended January 31, 2017
(Unaudited - Expressed in US dollars except where otherwise indicated)

1.	NATURE OF BUSINESS AND BASIS OF PRESENTATION AND LIQUIDITY:

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

Basis of Presentation and Liquidity

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information as well as Article 10 of Regulation S-X on the basis that the Company will continue as a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for the next year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At January 31, 2017, the Company had not yet achieved profitable operations, had an accumulated deficit of $35,082,350 since inception and expects to incur further losses in the development of its business, all of which casts substantial doubt upon the Company’s ability to continue as a going concern and, therefore, that it may be unable to realize its assets and discharge its liabilities in the normal course of business.

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

The financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of our management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included. Operating results for the nine months ended January 31, 2017 are not necessarily indicative of the results that may be expected for the full year ending April 30, 2017. All amounts presented are in US dollars except where otherwise indicated. For further information refer to the financial statements and footnotes thereto for the year ended April 30, 2016 included in the Company’s Annual Report on Form 10-K filed on July 27, 2016.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Financial Instruments and Fair Value Measures

The book value of cash, accounts receivable, accounts payable and accrued liabilities approximate their fair values due to the immediate or short-term maturity of those instruments. The fair value hierarchy under US GAAP is based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

I-Minerals Inc. Notes to the Condensed Consolidated Financial Statements For the nine months ended January 31, 2017
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

The Company’s Promissory Notes are based on Level 2 inputs in the ASC 820 fair value hierarchy. The Company calculated the fair value of these instruments by discounting future cash flows using rates representative of current borrowing rates. At January 31, 2017, the Promissory Notes had a fair value of $13,616,576 (April 30, 2016 – $10,703,836).

The Company had certain Level 3 liabilities required to be recorded at fair value on a recurring basis in accordance with US GAAP as at January 31, 2017 and April 30, 2016. As at January 31, 2017, the Company’s Level 3 liabilities consisted of the warrants issued in connection with the Company’s offering of equity units in a private placement and warrants issued as financing fees as well as the grant of share purchase options to non-employees.

The resulting Level 3 liabilities have no active market and are required to be measured at their fair value each reporting period based on information that is unobservable.

A summary of the Company’s Level 3 liabilities for the nine months ended January 31, 2017 and 2016 is as follows:

	2017 $	2016 $

Warrants (Note 6)

Beginning fair value	326,595	1,128,841
Issuance	55,239	151,318
Reallocation on exercises of warrants	(108,784)	-
Change in fair value	365,241	(631,185)
Ending fair value	638,291	648,974

Non-employee options (Note 7(c))

Beginning fair value	189,207	116,615
Fair value of options on vesting	-	42,933
Change in fair value	139,185	(28,502)
Ending fair value	328,392	131,046

Total Level 3 liabilities	966,683	780,020

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment). There were no assets or liabilities measured at fair value on a nonrecurring basis during the periods ended January 31, 2017 and April 30, 2016.

Earnings (Loss) Per Share

The basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. For the nine months ended January 31, 2017, loss per share excludes 9,226,082 (2016 – 30,414,438) potentially dilutive common shares (related to outstanding options and warrants as well as shares committed to be issued pursuant to the Promissory Notes) as their effect was anti-dilutive.

I-Minerals Inc. Notes to the Condensed Consolidated Financial Statements For the nine months ended January 31, 2017
(Unaudited - Expressed in US dollars except where otherwise indicated)

3.	MINERAL PROPERTY INTEREST:

Helmer-Bovill Property – Latah County, Idaho

The Company has an undivided 100% interest in 11 State of Idaho mineral leases. The State of Idaho mineral leases are subject to a 5% production royalty on gross sales.

4.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES:

	January 31, 2017 $	April 30, 2016 $

Trade payables	157,250	307,316
Amounts due to related parties (Note 8)	200,799	189,501
Interest payable on promissory notes	286,667	526,320

Total accounts payable and accrued liabilities	644,716	1,023,137

5.	PROMISSORY NOTES:

	January 31, 2017 $	April 30, 2016 $

First promissory notes	-	5,678,107
Second promissory notes	-	4,780,814
Third promissory notes	13,666,801	-

Total promissory notes	13,666,801	10,458,921

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

I-Minerals Inc. Notes to the Condensed Consolidated Financial Statements For the nine months ended January 31, 2017
(Unaudited - Expressed in US dollars except where otherwise indicated)

During the nine months ended January 31, 2017, the Company received $1,420,000 in advances pursuant to the Third Promissory Notes and the final $200,000 in advances pursuant to the Second Promissory Notes.

The following table outlines the estimated cash payments required in order to repay the principal balance of the Third Promissory Notes:

2017 $	2018 $	2019 $	2020 $	2021 $	Total $
-	14,063,657	-	-	-	14,063,657

Certain conditions may result in early repayment including immediate repayment in the event a person currently not related to the Company acquires more than 40% of the outstanding common shares of the Company. Debt issuance costs will be amortized over the estimated maturity life of the promissory notes.

The promissory notes bear interest at the rate of 12% per annum and during the nine months ended January 31, 2017, the Company recorded interest of $1,159,725 (2016 - $525,136). Interest is payable semi-annually as calculated on May 31st and November 30th of each year. Interest is to be paid either in cash, in common shares or deemed an advance of principal at the option of the Lender. As part of the Third Promissory Notes agreement dated June 1, 2016, interest payable of $640,130 was transferred to the promissory notes balance as a deemed advance. This balance transferred was not subject to bonus shares or bonus warrants. The $640,130 of interest was for the period from December 1, 2015 to May 31, 2016. The lender elected to have interest payable from June 1, 2016 to November 30, 2016 of $759,247 deemed an advance (not subject to bonus shares or bonus warrants).

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

During the nine months ended January 31, 2017, the Company issued 852,562 bonus shares to the Lender at the fair value of $200,756, based on their quoted market price at the date the advances were received, including 349,325 shares having a fair value of $81,112 that the Company had committed to issue as at April 30, 2016. At January 31, 2017, the Company was committed to issuing no additional bonus shares to the Lender. The fair value of the bonus shares was determined by reference to the trading price of the Company’s common shares on the date the advances were received.

The fair value of 534,480 bonus share purchase warrants committed to be issued (based on advances received during the period) during the nine months ended January 31, 2017 of $55,239 was estimated using the Black-Scholes option pricing model with the following weighted average assumptions: stock price – CAD$0.292; exercise price – CAD$0.299; expected risk-free interest rate – 1.15%; expected life – 2.40 years; expected volatility – 79% and expected dividend rate – 0%.

The aggregate finance fees (bonus shares and bonus warrants) are recorded against the promissory notes balance and are being amortized to the Statement of Loss over the life of the promissory notes using the effective interest method. The accretion expense in respect of the debt discount recorded on the issuance of bonus shares and warrants totalled $363,386 for the nine months ended January 31, 2017 (2016 - $142,702) The unamortized debt discount as at January 31, 2017 is $396,856 (April 30, 2016 – $585,359).

The promissory notes are collateralized by the Company’s Helmer-Bovill Property.

I-Minerals Inc. Notes to the Condensed Consolidated Financial Statements For the nine months ended January 31, 2017
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

$

Balance, April 30, 2016	326,595

Bonus warrants issuable pursuant to promissory notes (Note 5)	55,239
Reallocation on exercise of warrants	(108,784)
Change in fair value of warrant derivatives	365,241

Balance, January 31, 2017	638,291

Warrant Derivative Liabilities

At January 31, 2017, the Company determined the fair value of Warrant Derivative Liabilities to be $638,291 (April 30 2016 - $326,595) as estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	January 31, 2017	April 30, 2016

Stock price (CAD$)	0.390	0.23
Exercise price (CAD$)	0.308	0.27
Risk-free interest rate (%)	1.15	0.96
Expected life (years)	1.95	1.41
Expected volatility (%)	80	76
Expected dividends ($)	Nil	Nil

7.	SHARE CAPITAL:

Common shares

a)	Authorized:

Unlimited number of common shares, without par value.

b)	Stock transactions:

During the nine months ended January 31, 2017, the Company completed the following stock transactions:

I-Minerals Inc. Notes to the Condensed Consolidated Financial Statements For the nine months ended January 31, 2017
(Unaudited - Expressed in US dollars except where otherwise indicated)

i)	On June 14, 2016, the Company issued 980,000 common shares on the exercise of stock options with an exercise price of CAD$0.22 per common share resulting gross proceeds of CAD$215,600 ($167,736).

ii)	On September 23, 2016, the Company issued 486,346 common shares with a fair value of $116,756 including 349,325 shares having a fair value of $81,112 which the Company had committed to issue at April 30, 2016. The common shares were issued as debt discounts pursuant to the Second Promissory Notes and the Third Promissory Notes (Note 5).

iii)	On December 1, 2016, the Company issued 1,170,084 common shares on the exercise of share purchase warrants with exercise prices ranging from CAD$0.14 to CAD$0.185 for gross proceeds of $132,838.

iv)	On January 25, 2017, the Company issued 366,216 common shares with a fair value of $84,000. The common shares were issued as debt discounts pursuant to the Third Promissory Notes (Note 5).

c)	Stock options:

The Company has granted stock options under the terms of its Stock Option Plan (the “Plan”). The Plan provides that the directors of the Company may grant options to purchase common shares to directors, officers, employees and service providers of the Company on terms that the directors of the Company may determine are within the limitations set forth in the Plan. The maximum number of shares available under the Plan is limited to 10% of the issued common shares. The maximum term of stock options is ten years. All stock options vest on the date of grant, unless otherwise stated. As at January 31, 2017, the Company had 2,378,160 stock options available for grant pursuant to the Plan (April 30, 2016 - 2,797,895).

The Company’s stock options outstanding as at January 31, 2017 and April 30, 2016 and the changes for the years then ended are as follows:

	Number Outstanding	Weighted Average Exercise Price (in CAD$)

Balance outstanding at April 30, 2016	5,835,000	0.21
Granted	1,700,000	0.25
Exercised	(980,000)	0.22

Balance outstanding at January 31, 2017	6,555,000	0.22

Balance exercisable at January 31, 2017	5,545,000	0.22

The intrinsic value of options exercised during the nine months ended January 31, 2017 was CAD$88,200 based on a stock price of CAD$0.31 on the date of exercise.

Summary of stock options outstanding at January 31, 2017:

I-Minerals Inc. Notes to the Condensed Consolidated Financial Statements For the nine months ended January 31, 2017
(Unaudited - Expressed in US dollars except where otherwise indicated)

Security	Number Outstanding	Exercise Price (CAD$)	Expiry Date	Remaining Contractual Life (years)

Stock options	1,300,000	0.10	July 30, 2018	1.49
Stock options	260,000	0.15	July 30, 2018	1.49
Stock options	300,000	0.25	July 30, 2018	1.49
Stock options	200,000	0.25	November 19, 2018	1.80
Stock options	150,000	0.25	January 8, 2019	1.94
Stock options	300,000	0.25	May 23, 2019	2.31
Stock options	150,000	0.25	December 16, 2017	0.87
Stock options	1,975,000	0.25	January 29, 2020	2.99
Stock options	200,000	0.25	August 4, 2020	3.51
Stock options	1,000,000	0.25	February 25, 2018	1.07
Stock options	20,000	0.22	May 19, 2018	1.30
Stock options	300,000	0.30	July 21, 2021	4.47
Stock options	400,000	0.30	November 3, 2021	4.76

The weighted average grant date fair value of stock options granted during the nine months ended January 31, 2017 of CAD$0.123 was estimated using the Black-Scholes option pricing model with the following weighted average assumptions: stock price – CAD$0.25; exercise price – CAD$0.25; risk-free interest rate – 1.08%; expected life – 3.24 years; expected volatility – 85% and expected dividends - $nil. Expected volatility was determined by reference to the historical volatility of the Company’s common shares trading on the TSX Venture Exchange.

Non-Employee Stock Options

In accordance with the guidance of ASC 815-40-15, stock options awarded to non-employees that are fully vested and exercisable in Canadian dollars are required to be accounted for as derivative liabilities because they are considered not to be indexed to the Company’s stock due to their exercise price being denominated in a currency other than the Company’s functional currency. Stock options awarded to non-employees that are not vested are accounted for as equity awards until the terms associated with their vesting requirements have been met. As at January 31, 2017, there were 400,000 (April 30, 2016 - nil) non-employee stock option awards that had not yet vested.

The non-employee stock options are accounted for at their respective fair values and are summarized as follows for the nine months ended January 31, 2017 and 2016:

	2017 $	2016 $

Fair value of non-employee options, beginning of the period	189,207	116,615
Fair value of options on vesting	-	42,933
Change in fair value of non-employee stock options during the period	139,185	(28,502)

Fair value of non-employee options, end of the period	328,392	131,046

The Company determined the fair value of its non-employee stock options as at January 31, 2017 and April 30, 2016 using the Black-Scholes option pricing model with the following weighted average assumptions:

	January 31, 2017	April 30, 2016

Stock price (CAD$)	0.39	0.23
Exercise price (CAD$)	0.23	0.23
Risk-free interest rate (%)	0.86	1.34
Expected life (years)	1.66	2.43
Expected volatility (%)	61	87
Expected dividends ($)	Nil	Nil

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

I-Minerals Inc. Notes to the Condensed Consolidated Financial Statements For the nine months ended January 31, 2017
(Unaudited - Expressed in US dollars except where otherwise indicated)

As at January 31, 2017, the unamortized compensation cost of options is $105,809 and the intrinsic value of options expected to vest is $729,614 (CAD$949,400).

Share-based payments are classified in the Company’s Statement of Loss during the nine months ended January 31, 2017 and 2016 as follows:

	2017 $	2016 $

Management and consulting fees	155,223	34,900

	155,223	34,900

d)	Share purchase warrants:

A summary of fully-exercisable share purchase warrants as at January 31, 2017 and April 30, 2016 and the changes for the years then ended are as follows:

	Number Outstanding	Weighted Average Exercise Price (CAD$)

Balance at April 30, 2016	5,812,212	0.27
Issued	534,480	0.30
Exercised	(1,170,084)	0.15
Expired	(955,526)	0.26

Balance at January 31, 2017	4,221,082	0.31

Summary of warrants outstanding and issuable at January 31, 2017:

Security	Number Outstanding	Exercise Price ($CAD)	Expiry Date

Warrants	730,848	0.22	December 31, 2018(1)
Warrants	242,545	0.23	December 31, 2018(1)
Warrants	194,344	0.24	December 31, 2018(1)
Warrants	37,203	0.245	December 31, 2018(1)
Warrants	393,058	0.255	December 31, 2018(1)
Warrants	192,206	0.259	December 31, 2018(1)
Warrants	126,843	0.265	December 31, 2018(1)
Warrants	198,750	0.272	December 31, 2018(1)
Warrants	95,781	0.291	December 31, 2018(1)
Warrants	49,294	0.294	December 31, 2018(1)
Warrants	100,373	0.295	December 31, 2018(1)
Warrants	101,095	0.298	December 31, 2018(1)
Warrants	150,246	0.310	December 31, 2018(1)
Warrants	58,496	0.335	December 31, 2018(1)
Warrants	1,500,000	0.40	January 31, 2019

Notes:

(1)	The warrants are exercisable until the earlier of the date disclosed or the date that the promissory note advance, including interest, is repaid (Note 5).

I-Minerals Inc. Notes to the Condensed Consolidated Financial Statements For the nine months ended January 31, 2017
(Unaudited - Expressed in US dollars except where otherwise indicated)

8.	RELATED PARTY TRANSACTIONS:

During the nine months ended January 31, 2017, management and consulting fees of $72,185 (2016 - $72,099) were charged by RJG Capital Corporation, a wholly-owned company of W. Barry Girling, Director. Wayne Moorhouse, Director, charged $2,179 (2016 - $2,293) in management and consulting fees. $20,096 (2016 - $17,776) was charged by Malaspina Consultants Inc. for the services of Matt Anderson, CFO, and are included in professional fees. John Theobald, Director, charged $36,542 (2016 - $nil) in mineral property expenditures.

Included in accounts payable and accrued liabilities are amounts owed to directors or officers or companies controlled by them. As at January 31, 2017, the amount was $200,799 (April 30, 2016 – $189,501). All amounts are non-interest bearing, unsecured, and due on demand.

The promissory notes received from a company controlled by a director (Notes 5 and 11) are related party transactions.

9.	SEGMENT DISCLOSURES:

The Company considers its business to comprise a single operating segment being the exploration of its resource property. Substantially all of the Company’s long-term assets and operations are located in Latah County, Idaho.

10.	NON-CASH TRANSACTIONS:

Investing and financing activities that affect recognized assets or liabilities but that do not result in cash receipts or cash payments are excluded from the consolidated statements of cash flows. During the nine months ended January 31, 2017, the following transactions were excluded from the consolidated statement of cash flows:

a)	The commitment to issue 534,480 common shares at the fair value of $119,644 and 534,480 warrants at the fair value of $55,239 pursuant to the promissory notes.

During the nine months ended January 31, 2016, the following transactions were excluded from the consolidated statement of cash flows:

a)	The issuance by the Company of 3,825,822 common shares at the fair value of $708,883 as payment of interest on the Promissory Notes;

b)	The issuance by the Company of 1,390,294 common shares at the fair value of $54,035 as payment of interest on the Second Promissory Notes; and,

c)	The commitment to issue 1,223,843 common shares at the fair value of $293,623 and 1,223,843 warrants at the fair value of $151,318 pursuant to the Second Promissory Notes.

11.	SUBSEQUENT EVENTS:

Subsequent to January 31, 2017:

a)	The Company received an aggregate of $125,000 of Third Promissory Notes.

b)	On March 13, 2017, the Company entered into a loan agreement with an arm’s-length lender pursuant to which up to CAD$250,000 may be advanced to the Company, subject to TSX Venture Exchange approval. The loan will bear interest at a rate of 12% per annum and is due on or before December 31, 2018. The Company and the lender agreed that the lender is to receive bonus shares equal to 7.5% of the loan divided by the Company’s common share market price. In addition, the Company will issue the Lender an equal number of share purchase warrants.

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

In June 2014, we completed an updated pre-feasibility study on the Bovill Kaolin Project (the “2014 PFS”) and on March 8, 2016, we announced the economic results of our full feasibility study (the “2016 FS”), which included the following highlights:

●         Updated Measured and Indicated Resource Estimate

● Measured Resources of 5.7 million tons containing 76.5% quartz/K-spar sand, 12.3% Kaolinite and 4.0% Halloysite.

● Indicated Resources of 15.5 million tons containing 57.0% quartz/K-spar sand, 15.5% Kaolinite and 2.8% Halloysite.

● 667,000 tons of contained halloysite, 3,119,000 tons of contained kaolinite and 13,235,000 tons of contained quartz/K-spar.

●         Updated Mineral Reserves.  All figures are in thousands of tons.

Reserve	Proven	Probable	Total P&P
Tons (1000s)	4,155	4,548	8,702
Halloysite %	4.8	4.0	4.4
Halloysite Tons (1000s)	200	182	382
Kaolinite %	11.1	12.5	11.8
Kaolinite Tons (1000s)	460	568	1,028
Sand %	77.8	76.8	77.3
Sand Tons (1000s)	3,234	3,491	6,725

Note that values presented here have been rounded to reflect the level of accuracy.

Proven and Probable Mineral Reserves are presented using a $57.00 NSR cutoff grade.

●         Economic Analysis

●	US$386 million Pre-Tax NPV; US$250 million After Tax NPV using a 6% discount rate.
●	31.6% Pre-Tax IRR; 25.8% After Tax IRR.
●	Initial Capital Cost of $108.3 million and Total Life of Mine capital costs $120.0 million.
●	Life of Mine in excess of 25 years with a stripping ratio of 0.54:1 (waste:ore).
●	3.7 year estimated after tax payback.

The full Feasibility Study was filed on www.sedar.com on April 20, 2016 and is available on the Company’s website.  Going forward our focus is to complete the longer lead time components of the detailed engineering, complete the permitting process with the Idaho Department of Lands (the “IDL”) and commence efforts to raise the capital necessary to build the mine.

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

Plan of Operation

During the next twelve months, our plan of operation is to complete the mine permitting and get all of the longer lead time engineering tasks such as the electricity and gas planning underway.  The Company is on its fourth iteration of the Operation and Reclamation Plan with the IDL and the list of outstanding items is relatively short.  Avista, the local utility, has started the initial scoping studies to bring electricity and gas the last five miles from its current terminus to the proposed mill site. In the interim we will continue to strengthen our customer list and continue discussions to raise the capital to fund the mine construction

Engineering work on the Bovill Kaolin Project

As recommended in the 2016 FS, we are about to begin the contemplated utility surveys and are undertaking additional pilot plant work to produce customer samples for marketing purposes and the related testwork for final equipment selection,.  Two pilot plants are currently ongoing with the first producing metakaolin and halloysite and the second producing quartz and K-spar.  Additional work is also ongoing to finalize the process plant water balance and utilities consumptions.  This work together with the General and Administrative expenses related in part to our continuing financing efforts are estimated to cost about US$2,000,000 before taking into consideration any possible land swap with the IDL.

Outlook

Our focus continues to be the detailed assessment of all of our mineral assets and advancing the Bovill Kaolin Project towards production. With the FS now completed, the next steps are the final permitting activities. Strong progress has been made with the Idaho Department of Lands, the lead permitting agency, but there remain a few minor unforeseen information requests to complete. At this point the expectation is that final plan approval should be received in Q2 calendar 2017.

A second bulk sample has been sent to Ginn Mineral Technologies (“GMT”) with separation of the clay minerals (kaolin and halloysite) nearing completion. The sand fraction from the second bulk sample will be sent to Minerals Research Laboratory at North Carolina State University (“MRL”). Processing of the sand fraction (quartz and K-spar) from the initial bulk sample is now completed at MRL. Samples of all quartz and K-spar products, including fine grind products, have been delivered to the Company for distribution to prospective customers for testing purposes. The earlier processing of the bulk samples at GMT created halloysite and metakaolin product samples for marketing purposes that are also being distributed for testing purposes. The first phase of our third pilot plant is nearing completion of the K-spar segment which has generated the highest K2O grades to date with results consistently in excess of 14% K2O. Additional material for the third pilot plant is being processed at GMT to make additional volumes of metakaolin for larger scale testing and additional halloysite for an increasing number of customers requesting halloysite for testing. Sample requests for halloysite have come from North America, Europe, the Middle East, South America and Asia showing both the scarcity of halloysite in general and the quality of I-Minerals halloysite in particular. Interest from companies pursuing research and development of life science and polymer applications with our halloysite is particularly encouraging. Once the clay portion of the pilot plant has been completed at GMT, the sand fraction will be sent to MRL for K-spar and quartz separation.

Based upon opportunities identified in the Charles Rivers report, internal marketing efforts and customer leads generated through the website, strong interest has been generated in all of the Company’s mineral products with ever increasing interest in the K-spar.  Samples continue to be sent to customers for testing and the response has generally been very favorable.

Results of Operation

Nine months ended January 31, 2017

We recorded a loss of $3,724,839 for the nine months ended January 31, 2017 as compared to a loss of $3,734,529 for the nine months ended January 31, 2016.  The decrease in the loss recorded for the nine months ended January 31, 2017 as compared to the nine months ended January 31, 2016 is the net result of changes to a number of expenses.  Of note are the following items:

  Management and consulting fees of $247,047 (2015 - $150,346) are comprised of fees to manage our Company and stock-based compensation.  The stock-based compensation recognized in the current period was $155,223 (2016 - $34,900).  Approximately half of the fees to manage our Company are charged to management and consulting fees and the other half is charged to mineral property expenditures.
  Mineral property expenditures of $1,055,024 (2016 - $2,386,611) are costs incurred on our Helmer-Bovill Property.  The main expenses incurred during the current period included engineering and consulting ($204,122), mineral analysis and processing ($240,222) and environmental ($141,600).  We were working on completing permitting work and final pilot plant processing during the current period.  In the prior period, the Company incurred $1,493,890 of engineering and consulting expenditures and mineral analysis and processing of $391,395 as part of updating the feasibility study.
  General and miscellaneous expenses of $523,486 (2016 - $412,267) are comprised of office and telephone expenses, payroll taxes, medical benefits, insurance premiums, travel expenses, promotional expenses, shareholder communication fees, transfer agent fees and filing fees.  The increase during the current period was due primarily to an increase in mineral marketing activities as well as investor relations activities.
   Professional fees recovery of $133,157 (2016 – expense of $309,150) include legal fees, audit fees and financial consulting fees.  The fees in the current period are negative as the Company recovered legal fees after settlement of a legal action.
  Accretion expense of $363,386 (2016 - $261,743) is the amortization of the fair value of bonus shares and bonus warrants issued to the lender of the promissory notes.  The bonus shares and bonus warrants are amortized over the life of the promissory notes.
  Interest expense of $1,159,725 (2016 - $843,229) is from promissory notes that bear interest at a rate of 12% per year.  Interest increased as additional funds were advanced.
  We recorded a loss on change in fair value of derivative liabilities of $504,426 (2016 – gain of $659,687).  The change in fair value of derivative liabilities is based on the change in remaining term of derivative instruments and our stock price.  The derivatives include warrants as well as stock options granted to non-employees.  The derivative liabilities do not represent cash liabilities.

Three months ended January 31, 2017

We recorded a loss of $1,155,246 for the three months ended January 31, 2017 as compared to a loss of $962,265 for the three months ended January 31, 2016.  The increase in the loss recorded for the three months ended January 31, 2017 as compared to the three months ended January 31, 2016 is the net result of changes to a number of expenses as noted above under the nine months ended January 31, 2017 and 2016.  In particular, professional fees recovery of $377,824 was a result of recovering legal fees from settling an ongoing legal action.

Liquidity and Capital Resources

Our aggregate operating, investing and financing activities during the nine months ended January 31, 2017 resulted in a net cash inflow of $280,122 (2016 – outflow of $65,103).  As at January 31, 2017, we had a working capital deficiency of $14,841,210, including cash of $408,475.

During the nine months ended January 31, 2017, $2,700,138 was used in operations before changes in non-cash operating working capital items (2016 - $4,063,064).  The decrease in these cash flows was due primarily to a decrease in mineral property expenditures.  During the nine months ended January 31, 2017, we spent $nil on investing activities (2016 - $nil) and we received $1,920,574 from financing activities (2016 - $3,044,449).

Currently, we are being financed by advances pursuant to promissory notes advanced by BV Lending LLC, an entity controlled by Allen L. Ball, a member of our Board of Directors and our largest shareholder (the “Lender”).  During the year ended April 30, 2016, the Company was receiving advances pursuant to the First Promissory Notes and the Second Promissory Notes.  As at April 30, 2016, the balance of the promissory notes was $11,044,280.  The final tranche pursuant to the Second Promissory Notes was received in May 2016.  Effective August 31, 2016, the Company entered into an agreement with the Lender pursuant to which up to an additional $2,965,000 will be advanced to the Company in tranches (the “Third Promissory Notes”), of which we have received $1,545,000 as at March 15, 2017.  The August 31, 2016 agreement also amended the maturity date of the First Promissory Notes and the Second Promissory Notes.  The promissory notes have a modified maturity date of December 2, 2017.  Certain conditions may result in early repayment.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable

Item 4. Controls and Procedures.

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of January 31, 2017. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of January 31, 2017.  There were no material changes in the Company’s internal control over financial reporting during the third quarter of 2017.

Part II – OTHER INFORMATION

Item 1. Legal Proceedings.

On December 2, 2016, I-Minerals and Unimin Corporation (“Unimin”), Joseph C. Shapiro (“Shapiro”), and Richard C. Zielke (“Zielke”) (Unimin, Shapiro and Zielke collectively the “Unimin Defendants”) entered into a settlement agreement (“Settlement Agreement”) relating to the subject matter of the lawsuit filed in March 2015.  Under the terms of the Settlement Agreement, the Unimin Defendants and I-Minerals agreed to grant each other full release of all claims, and the Unimin Defendants paid the Company an agreed-upon amount in exchange for the Company causing the lawsuit to be dismissed with prejudice.

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

Item 2. Unregistered sales of equity securities and use of proceeds

All unregistered sales of equity securities during the period covered by the Quarterly Report were previously disclosed in our current reports on Form 8-K or our Annual Report on Form 10-K other than the following:

i)	On June 14, 2016, the Company issued 980,000 common shares on the exercise of stock options with an exercise price of CAD$0.22 per common share resulting gross proceeds of CAD$215,600 ($167,736).

ii)	On September 23, 2016, the Company issued 486,346 common shares pursuant at a fair value of $116,756. The common shares were issued in accordance with the terms of loan agreements. The securities were issued pursuant to the provisions of Rule 506 of Regulation D of the Securities Act as the creditor represented that it was an accredited investor as defined in Rule 501 of Regulation D.

iii)	On December 1, 2016, the Company issued 1,170,084 common shares on the exercise of bonus warrants with exercise prices ranging from CAD$0.14 to CAD$0.185 for gross proceeds of $132,838.

iv)	On January 25, 2017, the Company issued 366,216 common shares with a fair value of $84,000. The common shares were issued as debt discounts pursuant to the Third Promissory Notes.

Item 3. Defaults upon senior securities

None

Item 4. Mine Safety Disclosures.

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act (The “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the nine months ended January 31, 2017, our U.S. exploration properties were not subject to regulation by the Federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977 (the "Mine Act").

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

I-MINERALS INC.

Date:	March 15, 2017	By:	/s/ Thomas M. Conway
THOMAS M. CONWAY
Chief Executive Officer and President
(Principal Executive Officer)

Date:	March 15, 2017	By:	/s/ Matthew Anderson
MATTHEW ANDERSON
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)