Form 10-K
period 2017-04-30
I-Minerals Inc
filed 2017-07-28
CIK 1405663

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[ x ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: April 30, 2017

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
Emerging growth company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).
Yes [  ] No [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $11.7 million, based upon the closing sale price of the registrant’s common stock as reported by the TSX Venture Exchange on October 31, 2016 and converted to USD based on the Bank of Canada noon rate as of the same date.

As of July 27, 2017, the registrant had 89,484,792 outstanding shares of common stock.

I-Minerals Inc.

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

As used in this Annual Report, unless the context otherwise requires, “we,” “us,” “our,” the “Company” and “I-Minerals” refers to I-Minerals Inc.  All dollar amounts in this annual report are in U.S. dollars unless otherwise stated.

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

To date, we have not earned significant revenues from the operation of our Helmer-Bovill Property.  Accordingly, we are dependent on debt and equity financing as our primary source of operating working capital.  Our capital resources are largely determined by the strength of the junior resource markets and by the status of our projects in relation to these markets, and its ability to compete for investor support of its projects.

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
  Economic Analysis
    US$386 million Pre-Tax NPV; US$249.8 million After Tax NPV using a 6% discount rate.
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

In May 2017, the Idaho Department of Lands (“IDL”) accepted our operation and reclamation plan.  Together with a water rights permit from the Idaho Department of Water Resources, we are able to proceed with development and construction of the mine, subject to obtaining sufficient financing.

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

Three Year History

During the last three fiscal years, our operations have focused on completing an extensive diamond drill program on the Bovill Kaolin Project, acquiring a 100% interest in the Helmer-Bovill Property, completion of the 2016 FS and receiving a mine permit from the State of Idaho.

Drill Programs at Bovill Kaolin Project

We have completed two extensive diamond drill programs on the Helmer-Bovill Property for the Bovill Kaolin Project totaling over 25,000 feet, most recently in 2013 where 167 diamond drill holes totaling 17,811 feet were completed at the Middle Ridge, Kelly’s Hump and Kelly’s Hump South deposits.  These programs allowed us to better define our four key deposits at the Bovill Kaolin Project and complete both our 2014 PFS and 2016 FS.  See “Properties – Helmer-Bovill Property”.

WBL Tailings Project

In September 2012, we received approval of our MPO from the Idaho Department of Lands.  The MPO allows us to mine up to 50,000 tons per annum, or 500,000 tons total production from feldspathic sands from June to October for a period of 10 years.  Shortly thereafter, we completed our first production and inaugural sales feldspathic sand from the WBL Tailings Project.

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

Receipt of Permits of Bovill Kaolin Project

In May 2017, the Idaho Department of Lands (the “IDL”) accepted our Operation and Reclamation Plan (“ORP”). The approval of the ORP, together with the recently received water rights permit from the Idaho Department of Water Resources (“IDWR”) positions us to be able to begin construction, subject to financing and certain bonding requirements.

The ORP was approved subject to standard terms including:

1.	All refuse, chemical and petroleum products to be stored in designated location at least 100 feet from any surface water.

2.	State water quality standards to be maintained at all times during the life of the operation.

3.	Erosions and non-point source pollution shall be minimized by careful design and implementing Best Management practices.

4.	A reclamation bond of approximately $3,000,000 being submitted to, approved by and maintained by the IDL prior to conducting any mining activities;

5.	Obtaining all other necessary permits and approvals from state and federal authorities (e.g. Storm Water Pollution Prevention Plan; air quality, consultation with fisheries and US Army Corp of Engineers 404 Permit and Stream Channel Alteration Permits) as required for each production process.

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

Our target market for metakaolin is the North American concrete and infrastructure industry.  Premium white metakaolin is currently priced at $500 per ton in the Pacific Northwest due to the transportation costs to bring it from the southeastern USA.  We are targeting applications where color is not as important and pricing used in the 2016 FS is $231 per ton.  The 2016 FS forecasts average annual production of about 40,000 tons of Bovill Metakaolin and we have non-binding letters of interest from various cement and construction companies for tonnage well in excess of this amount.

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

We are planning on producing two halloysite products.  The first branded HalloPure® will be about 70% halloysite and 30% kaolinite and will target the plastic and polymer and certain filtration applications.  The second is branded ULTRA Hallopure® and will be in excess of 90% halloysite and less than 10% kaolinite.  Both are considered high value products.  In the 2016 FS, halloysite production varied from about 10,000 tons to 15,000 tons per year, split equally between the two halloysite products.  HalloPure® was priced at about $700 per ton and ULTRA Hallopure® at about $1,400 per ton.

To date we have received interest in our HNTs from a number of companies in a wide range of industries including: personal care products, nano-composites, fire retardants, biocides, plastic fillers, animal feed, paint, and ceramics.  Most of these companies have received samples of our products produced at recent pilot plants with some companies receiving up to 50 kg for bench scale product testing.  We have also provided samples free of charge to several universities to help with the development of other new HNT applications.  Currently we have non-binding expressions of interest approximately equal to forecast production.

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

We have branded the quartz products TrueQ®.  The least pure product is TrueQ®-1 where the “1” indicates the material has been processed once through flotation.  The high purity product is TrueQ®-3 where the “3” indicates the material has been floated three times to remove the maximum amount of impurities possible.  Bench scale production at the recent pilot plant indicates the TrueQ®-1 will grade 99.86% SiO2 or higher and the True®Q-3 99.97% SiO2 or higher.  The TrueQ®-1 will be offered in three different grinds or particle size: 50 mesh, 200 mesh and 325 mesh.  “Mesh” references the number of openings in a 1 inch by 1 inch screen.  As additional work and expense is required to further grind the basic 50 mesh product into finer grained products (200 or 325 mesh products), the finer grind products sell at higher prices than the basic 50 mesh product.

The 2016 FS foresees total quartz production (TrueQ®-1 and TrueQ®-3) of approximately 108,000 tons per year.  The higher value TrueQ®-3 markets will be harder to enter due to more stringent testing and competition.  Accordingly, the 2016 FS does not foresee reaching full TrueQ®-3 production capacity until the third year of production with a significant discount offered to gain business in the first year.  Pricing for the True Q1 ranges from $100 to $350 per ton depending on the fineness of grind (particle size) together with the customer’s volume and delivery method.  Once markets for the TrueQ®-3 have been established (2 year delay) the 2016 FS contemplates a price of approximately $600 per ton.  Currently we have non-binding expressions of interest equal to two times production capacity from producers of paint, solar glass, optical glass, art glass, glass bulbs, and liquid crystal display (“LCD”) glass in North America and Asia.

Potassium-Feldspar (“K-spar”)

K-spar is primarily used in ceramic bodies and glazes.  Our latest pilot plant test to produce K-spar returned grades in excess of 14% K2O with low iron and high alumina.  A high quality K-spar product has high K2O, high alumina and low iron.  Iron tends to cause a darkening of the glaze when the ceramics are heated to high temperatures in a kiln.  The quality of the K-spar produced in the pilot plant exceeds virtually all other commercially available K-spar products.  The North American market is currently in short supply and the sole producer is offering a product of 9.5% - 10.0% K2O and about twice the iron (Fe) content of our K-spar.  The shortage is driven by the largest producer in the United States shut down production at its Georgia operations in December 2014 when it ran out of reserves after 57 years of production.  This company is attempting to service the North American market with a more expensive European K-spar product.  The ceramics industry has extensively tested our K-spar product and it has been favorably written up in trade publications.  Interest in the K-spar product that will be marketed under the brand name Fortispar® is very strong.

Similar to quartz, we will offer our Fortispar® in three grinds or particle sizes; a basic 30 mesh product as well as 200 and 325 mesh fine grind products.  Fortispar® will be sold primarily into K-spar North American ceramics and glass industries.  We also plan to focus on producers of high clarity glass, ceramics, sanitary ware, tableware, and paint.  Industrial and marine paint manufacturers also use an ultra-fine grind variety of feldspar.  Pricing of our Fortispar® product in the 2016 FS ranged from $217 per ton for the basic 30 mesh product up to $400 per ton for small quantiles of the fine ground product.  We currently have non-binding expressions of interest in our K-spar product in excess of our production capacity.

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

In order to carry out mining activities, we are required to obtain a Mine Plan for Operations and Reclamation Plan (“ORP”).  In May 2017, we received an ORP for mining activities on the Bovill Kaolin Project.  This ORP permits us to mine Bovill Kaolin for a period of 26 years.  In 2012, we received an ORP for the extraction of sand tailings on the WBL Tailings Project.  The ORP permits us to mine the sand tailings between May to October for a period of 10 years (2012 – 2022).

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

Environmental Liability

We will have to sustain the cost of reclamation and environmental remediation for all exploration and development work undertaken. Both reclamation and environmental remediation refer to putting disturbed ground back as close to its original state as possible. Other potential pollution or damage must be cleaned up and renewed along standard guidelines outlined in the usual permits. Reclamation is the process of bringing the land back to its natural state after completion of exploration activities. Environmental remediation refers to the physical activity of taking steps to remediate, or remedy, any environmental damage caused. The amount of these costs is not known at this time as we do not know the extent of the exploration program that will be undertaken beyond completion of the recommended work program.

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

A reclamation bond of US$7,600 has been posted to cover the current plan of operations. The Storm Water Pollution Prevention Plan (SWPPP) has been publicly noted without objection as of November 16, 2012.  The Company does not view the current environmental liability to be material as of April 30, 2017 as the amount is estimated to be below $5,000.  Under our ORP, we will be required to pay a reclamation bond of approximately $3,000,000.

Employees

As of the date of this annual report, we have five full time employees, four in Idaho plus our Chief Executive Officer in Utah.

Research and Development

We have not incurred any research and development expenditures since our inception.

Patents and Trademarks

As of June 16, 2017, The United States Patent and Trademark Office issued the company Certificates of Registration for the following marks: Fortispar® (K feldspar), TrueQ® (quartz), HalloPure® (standard halloysite), ULTRA HalloPure® (high purity halloysite) and I-Minerals®.

Item 1A. Risk Factors.

An investment in our common shares involves a high degree of risk.  You should carefully consider the risks described below and the other information in this annual report before investing in our common shares. If any of the following risks occur, our business, operating results and financial condition could be seriously harmed. The trading price of our common shares could decline due to any of these risks, and you may lose all or part of your investment.

Risks Related To Our Business

The following are some of the important factors that could affect our financial performance or could cause actual results to differ materially from estimates contained in our forward-looking statements. We may encounter risks in addition to those described below. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, may also impair or adversely affect our business, financial condition or results of operation.

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

In order to carry out longer duration mine building activities and our general continued operations, we will need to raise additional financing.  Obtaining financing would be subject to a number of factors, including the market prices for industry minerals. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us. Since our inception, we have relied on equity financings and loans to fund our operations. We have not attained profitable operations and are dependent upon obtaining financing to pursue our plan of operation.

Because we are an exploration stage company, our business has a high risk of failure.

We are an exploration stage company that has incurred net losses since inception, we have not attained profitable operations and we are dependent upon obtaining adequate financing to complete our exploration activities.  The success of our business operations will depend upon our ability to obtain further financing to complete our development of the Bovill Kaolin Project and to attain profitable operations. If we are not able to complete a successful exploration program and attain sustainable profitable operations, then our business will fail.

We have expressed substantial doubt about our ability to continue as a going concern; as a result we could have difficulty finding additional financing.

Our financial statements have been prepared assuming that we will continue as a going concern.  We have not generated significant revenues from our main operations since inception and have accumulated losses.  As a result, we have expressed substantial doubt about our ability to continue as a going concern.  Our ability to continue our operations depends on our ability to complete equity or debt financings or generate profitable operations.  Such financings may not be available or may not be available on reasonable terms.  Our financial statements do not include any adjustments that could result from the outcome of this uncertainty.

Because of the unique difficulties and uncertainties inherent in mineral exploration ventures, we face a high risk of business failure.

You should be aware of the difficulties normally encountered by mineral exploration companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the development of our property that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration, and additional costs and expenses that may exceed current estimates.

Although we have known mineral reserves, there are uncertainties related to mineral reserve and mineralization estimates.

There are numerous uncertainties inherent in estimating proven and probable reserves and mineralization, including many factors beyond our control. The estimation of reserves and mineralization is a subjective process and the accuracy of any such estimates is a function of the quality of available data and of engineering and geological interpretation and judgment. Results of drilling, metallurgical testing and production and the evaluation of mine plans subsequent to the date of any estimate may justify revision of such estimates. No assurances can be given that the volume and grade of reserves recovered and rates of production will not be less than anticipated. Assumptions about prices are subject to greater uncertainty and industrial mineral prices have fluctuated widely in the past. Declines in the market price of industrial minerals also may render reserves or mineralization containing relatively lower grades of ore uneconomic to exploit. Changes in operating and capital costs and other factors including, but not limited to, short-term operating factors such as the need for sequential development of ore bodies and the processing of new or different ore grades, may materially and adversely affect reserves

Because we have not earned significant revenues, we face a high risk of business failure.

We have not earned any significant revenues from business operations as of the date of this annual report. Potential investors should be aware of the difficulties normally encountered by new mineral exploration companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration, and additional costs and expenses that may exceed current estimates.

Because of the inherent dangers involved in mineral exploration, there is a risk that we may incur liability or damages as we conduct our business.

The search for valuable minerals involves numerous hazards.  As a result, we may become subject to liability for such hazards, including pollution, cave-ins and other hazards against which we cannot insure or against which we may elect not to insure. At the present time we have no coverage to insure against these hazards. The payment of such liabilities may result in our inability to complete our planned development program and/or obtain additional financing to fund our development program.

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

If we are unable to hire and retain key personnel, we may not be able to implement our business plan and our business will fail

Our success will largely depend on our ability to hire highly qualified personnel with experience in industrial mineral processing and sales. These individuals may be in high demand and we may not be able to attract the staff we need. In addition, we may not be able to afford the high salaries and fees demanded by qualified personnel, or may lose such employees after they are hired. Currently, we have not hired any key personnel. Our failure to hire key personnel when needed could have a significant negative effect on our business.

Risks Related To The Ownership of Our Shares

There has been a very limited public trading market for our securities in the United States, and the market for our securities in the United States may continue to be limited and be sporadic and highly volatile.  Trading in our shares on the TSX Venture Exchange has sometimes been sporadic.

There is currently a limited public market for our common shares. Our common shares trade in Canada on the TSX Venture Exchange and over the counter in the United States on the OTCQB market place. We cannot assure you that an active market for our shares will be established or maintained in the future. The OTCQB is not a national securities exchange, and many companies have experienced limited liquidity when traded through this quotation system. Trading in our shares on the TSX Venture Exchange has sometimes been sporadic.  Holders of our common shares may, therefore, have difficulty selling their shares, should they decide to do so. In addition, there can be no assurances that such markets will continue or that any shares, which may be purchased, may be sold without incurring a loss. The market price of our shares, from time to time, may not necessarily bear any relationship to our book value, assets, past operating results, financial condition or any other established criteria of value, and may not be indicative of the market price for the shares in the future.

In addition, the market price of our common shares may be volatile, which could cause the value of our common shares to decline. Securities markets experience significant price and volume fluctuations. This market volatility, as well as general economic conditions, could cause the market price of our common shares to fluctuate substantially. Many factors that are beyond our control may significantly affect the market price of our shares. These factors include:

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

If we are, or were, a U.S. real property holding corporation, non-U.S. holders of our common shares or other security convertible into our common shares could be subject to U.S. federal income tax on the gain from the sale, exchange or other disposition of such security.

If we are or ever have been a U.S. real property holding corporation (a “USRPHC”) under the Foreign Investment Real Property Tax Act of 1980, as amended (“FIRPTA”) and applicable United States Treasury regulations (collectively, the “FIRPTA Rules”), unless an exception applies, certain non-U.S. investors in our common shares (or options or warrants for our common shares) would be subject to U.S. federal income tax on the gain from the sale, exchange or other disposition of our common shares (or such options or warrants), and such non-U.S. investor would be required to file a United States federal income tax return. In addition, the purchaser of such common shares, option or warrant would be required to withhold from the purchase price an amount equal to 10% of the purchase price and remit such amount to the U.S. Internal Revenue Service.

We have not conducted a formal analysis of whether we are or have ever been a USRPHC. However, we believe that we may be a USRPHC. In general, under the FIRPTA Rules, a company is a USRPHC if its interests in U.S. real property comprise at least 50% of the fair market value of its assets. If we are or were a USRPHC, so long as our common shares are “regularly traded on an established securities market” (as defined under the FIRPTA Rules), a non-U.S. holder who, actually or constructively, holds or held no more than 5% of our common shares not subject to U.S. federal income tax on the gain from the sale, exchange or other disposition of our common shares under FIRPTA. In addition, other interests in equity of a USRPHC may qualify for this exception if, on the date such interest was acquired, such interests had a fair market value no greater than the fair market value on that date of 5% of our common shares. Any of our common shares (or owners of options or warrants for our common shares) that are non-U.S. persons should consult their tax advisors to determine the consequences of investing in our common shares (or options or warrants).

The recently enacted JOBS Act will allow us to postpone the date by which we must comply with certain laws and regulations and to reduce the amount of information provided in reports filed with the SEC. We cannot be certain if the reduced disclosure requirements applicable to “emerging growth companies” will make our common shares less attractive to investors.

We are and we will remain an "emerging growth company" until the earliest to occur of (i) the last day of the fiscal year during which our total annual revenues equal or exceed $1 billion (subject to adjustment for inflation), (ii) the last day of the fiscal year following the fifth anniversary of our initial public offering, (iii) the date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt securities, or (iv) the date on which we are deemed a "large accelerated filer" (with at least $700 million in public float) under the Securities Exchange Act of 1933, as amended (the “Exchange Act”). For so long as we remain an "emerging growth company" as defined in the JOBS Act, we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not "emerging growth companies" as described in further detail in the risk factors below. We cannot predict if investors will find our common shares less attractive because we will rely on some or all of these exemptions. If some investors find our common shares less attractive as a result, there may be a less active trading market for our common shares and our stock price may be more volatile. If we avail ourselves of certain exemptions from various reporting requirements, as is currently our plan, our reduced disclosure may make it more difficult for investors and securities analysts to evaluate us and may result in less investor confidence.

As an “emerging growth company” we are permitted to adopt accounting standards within the same timeframes as private companies.  This may make it more difficult to compare our financial statements to the financial statements of other public companies.

Pursuant to the JOBS Act, as an “emerging growth company”, we are permitted to adopt new or revised accounting standards issued by the Financial Accounting Standards Board (“FASB”) and the Securities and Exchange Commission (“SEC”) on the same date as private companies rather than other public companies.  The JOBS Act permits us to “opt out” of these extended transition periods, however we have not elected to opt out of these rules.  This may make it more difficult to compare of our financial statements with other public companies that are not “emerging growth companies”.

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
  be permitted to omit the detailed compensation discussion and analysis from proxy statements and reports filed under the Exchange Act, as amended and instead provide a reduced level of disclosure concerning executive compensation; and

  be exempt from any rules that may be adopted by the Public Company Accounting Oversight Board (“PCAOB”) requiring mandatory audit firm rotation or a supplement to the auditor’s report on the financial statements.

We currently intend to take advantage of all of the reduced regulatory and reporting requirements that will be available to it so long as it qualifies as an “emerging growth company”. We have elected not to opt out of the extension of time to comply with new or revised financial accounting standards available under Section 102(b)(1) of the JOBS Act. Among other things, this means that our independent registered public accounting firm will not be required to provide an attestation report on the effectiveness of our internal control over financial reporting so long as we qualify as an “emerging growth company”, which may increase the risk that weaknesses or deficiencies in the internal control over financial reporting go undetected. Likewise, so long as we qualify as an “emerging growth company”, we may elect not to provide certain information, including certain financial information and certain information regarding compensation of executive officers, which would otherwise have been required to provide in filings with the SEC, which may make it more difficult for investors and securities analysts to evaluate us. As a result, investor confidence in our company and the market price of our common shares may be adversely affected.

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
  contains a toll-free telephone number for inquiries on disciplinary actions;
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

FOR ALL OF THE AFORESAID REASONS AND OTHERS SET-FORTH AND NOT SET-FORTH HEREIN, AN INVESTMENT IN OUR SECURITIES INVOLVES A CERTAIN DEGREE OF RISK.  ANY PERSON CONSIDERING TO INVEST IN OUR SECURITIES SHOULD BE AWARE OF THESE AND OTHER FACTORS SET-FORTH IN THIS REPORT AND IN THE OTHER REPORTS AND DOCUMENTS THAT WE FILE FROM TIME TO TIME WITH THE SEC AND SHOULD CONSULT WITH HIS/HER LEGAL, TAX AND FINANCIAL ADVISORS PRIOR TO MAKING AN INVESTMENT IN OUR SECURITIES.  AN INVESTMENT IN OUR SECURITIES SHOULD ONLY BE ACQUIRED BY PERSONS WHO CAN AFFORD TO LOSE THEIR TOTAL INVESTMENT.

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

The technical information appearing below concerning the Helmer-Bovill Property is derived from the March 2016 feasibility study report titled “NI 43-101 Technical Report – Feasibility Study – Bovill Kaolin Project – Latah County, Idaho, USA” prepared by GBM Engineers LLC, Mine Development Associates, HDR Engineering Inc., SRK Consulting (U.S.), Inc. and Tetra Tech, Compiled by GBM Project Number: 0530, Michael Short CEng, FIMMM (the “Qualified Person”).

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

Electric power would be provided by Avista Corp.  We would be required to share in the costs in the construction of four miles of power lines, including a 2 mile 115 kv line to a substation, and a 2 mile 24 kv line from the substation to the plant site.

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

The primary Na-feldspar deposits are hosted within granitic border phases of the Thatuna granodiorite. The transported clay deposits are hosted primarily within the Latah formation. This formation was deposited primarily in shallow lakes dammed by Columbia River Basalts. Extensive weathering of feldspathic source terrains constitutes the provenance of these clays. The residual deposits are derived from saprolitic weathering of the Thatuna granodiorite-granitic phases. In general, Na-feldspar alters to kaolinite and halloysite. These clays are accompanied by residual K-spar and quartz and are the subject of the 2016 FS.

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

Deposit Type

The mineral deposit consists of residual deposits containing primarily K-spar, quartz and clays. The mineral deposit is underlain by the Thatuna Batholith, composed mainly of plagioclase feldspar, K-spar and quartz. Weathering has created a residual saprolite horizon which directly overlies the bedrock from which it was derived. During the natural processes of weathering, the original plagioclase feldspars have preferentially broken down to produce the clays kaolinite and halloysite. The K-spars have resisted weathering to a degree and much of the original component remains as free grains. Similarly, the quartz component of the host rock remains as free grains in the weathered material.

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

Since 2003, all exploration work completed on the property has involved diamond core drilling.  The Mineral Resource estimate included in the 2016 FS is based on data and information gathered during these diamond drilling programs.

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

In 2013, a 167-hole, diamond drilling program was conducted in the Middle Ridge deposit and in two new areas referred to as Kelly’s Hump North and South. At Middle Ridge, 21 additional holes were completed to provide a drill pattern on 100 ft spacing in the area hosting higher halloysite grades. In the Kelly’s Hump area, a phase one program was completed with 17 holes spread though out the elevated area of the north south trending ridge. These were generally spaced at approximately 400-800 ft with all but one, located in the northern area. A Phase 2 program was completed with 113 additional holes on 100 ft spacing in the Kelly’s Hump North area, and 16 holes on 200 ft spacing in the Kelly’s Hump South area. A total of 17,811 ft. were drilled during this program. The drill hole locations were first laid out by Taylor Engineering with a differential GPS and then once the drill rig was set up any offsets were measured with a tape measure.

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

Figure 3.  Drill Hole Locations

Mineral Processing and Historical Testing

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

MRL was also retained to provide design the quartz purification process. Mirroring previous development work on the K-feldspar flowsheet, MRL performed bench-scale testing to provide preliminary data to design and plan a more comprehensive pilot plant campaign. Pilot campaigns were conducted in late 2011 and again mid-2012, which demonstrated the ability to produce suitable quartz products from both WBL Tailings and primary material. Due to constraints on material, budget, and time, the processing regime was not optimized during these campaigns.

Initial Clay Testing

GMT reported on a clay processing pilot plant trial that used material sourced from the Kelly’s Hump location (Drill Hole RC13-5263). The sample was extracted from a depth of 10 ft to 15 ft and totaled about 12,000 lbs.

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

Current Testing

The current testwork is mainly focused on the development of both sand and clay circuits, further product definition and characterization, and initial OEM equipment testing in preparation for detailed engineering. Previous testwork on the feldspathic sands provided engineering definition sufficient for the completion of engineering and feasibility assessment. However, additional testing in 2015 confirmed earlier results, optimized the processing scheme, and added some refinements regarding purification of the products.

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

Clay Processing

Clay samples were shipped to GMT in Sandersville, Georgia, USA. GMT received 26.3 tons of Kelly’s Hump (halloysite-rich) material, 4.4 tons of Kelly’s Hump (void of halloysite) material, and 6.3 tons of Middle Ridge (halloysite-rich) material for production scale trials. Results of the trials were reported in January 2015.

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

The clay fraction of the ore (-325 mesh) contains the kaolinite and halloysite clays in addition to grit, which is rejected in the 3” cyclone operation. The cyclone underflow, which contains the grit, reports to tailings and makes up approximately 4% of the ore (in the case of the 2014 bulk samples). This material is categorized as waste in the mineral resource and mineral reserve estimates. The 3” cyclone overflow contains the clays (18-20% of the total feed) which are further processed using a centrifuge to separate standard-grade (70%) halloysite (50% classification of overflow) and kaolinite (50% classification of underflow). The halloysite is further concentrated using differential flotation to high-purity halloysite (+90%).  Recent tests by First Test Minerals showed 6% halloysite contained in a sample of high purity halloysite. Because essentially all of the material in the 3” cyclone overflow is recovered into one of the three final clay products, the process recovery of the clays from this point is 100%.

2016 Feasibility Study

In March 2016, we announced the completion of our feasibility study on the Bovill Kaolin Project in accordance with NI 43-101.  The 2016 FS was filed on SEDAR on April 20, 2016, and is titled “NI 43-101 Technical Report – Feasibility Study – Bovill Kaolin Project – Latah County, Idaho, USA” dated March 17, 2016 and prepared by GBM Engineers LLC, Mine Development Associates, HDR Engineering Inc., SRK Consulting (U.S.), Inc. and Tetra Tech, Compiled By GBM Project Number: 0530.

A summary of the project economics contained in the 2016 FS is set forth below.

Economic Analysis

The economic analysis results of the Bovill Kaolin Project indicate an NPV 6% of US$385.8 million and an IRR of 31.6% on a pre-tax basis.  An after-tax basis analysis indicates an NPV 6% of US$249.8 million with an IRR of 25.8%.  Our analysis estimates that payback will be 3 years from the start of production.  The economic analysis is based on the following assumptions and estimates:

  a mine life of 26 years.
  Average Annual Plant Production Rate of 346,000 tons
  Waste : Ore stripping ratio of 0.54
  an average operating cost of US$91.84/t of product.
  capital costs (which includes reclamation and closure costs) of US$120 million over life of mine, which consist of US$108.3 million initial capital cost and US$11.8 million sustaining capital cost.

The results of our economic analysis are set forth in the table below:

Description	Value Pre-Tax (US$Millions)	Value After-Tax (US$Millions)	Unit Cost (US$/t)
Gross Revenue	1,683.1	1,683.1	316.43
Royalties	(84.2)	(84.2)	(15.82)
Gross Income	1,598.9	1,598.9	300.60
Operating Costs	(493.4)	(493.4)	(91.84)
Total Capital (LOM)	(120.0)	(120.0)	-
Income Tax	0	(342.8)	-
Cash Flow	990.4	658.1	-
NPV	385.8	249.8	-
IRR	31.6%	25.8%	-

Mining Methods

The Bovill Kaolin Project is planned as an open-pit, truck and excavator operation. The truck and excavator method provides reasonable cost benefits and selectivity for this type of deposit. Only open-pit mining methods are considered for mining at the Bovill Kaolin Project.

The material to be mined consists of clays and soils, and as such, no drilling or blasting is anticipated. Most sampling will be done from mining faces, however some auger drilling will be done where additional ore control data is required.

Industrial Mineral Pricing

Composite prices utilized for our mineral reserve and resource estimates is summarized in the table below:

Products	Weighted Average Price ($/t)
Halloysite (Standard Grade)	716
Halloysite (High Purity)	1,392
K-spar (30 mesh)	217
K-spar (200 mesh)	270
K-spar (325 mesh)	346
Quartz Q3 (50 mesh)	400 - 620
Quartz Q1 (325 mesh)	350
Quartz Q1 (200 mesh)	280
Quartz Q1 (50 mesh)	126
Metakaolin	231

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

Capital Costs

Capital cost estimates are summarized in the table below:

Total Capital Investment	Initial Capital (US$ 000s)	Sustaining Capital (US$000s)	Total LoM Capital (US$ 000s)
Total Capital Investment	108,257	11,776	120,033
FIXED CAPITAL TOTAL	97,772	11,776	109,548
DIRECT TOTAL	65,054	11,230	76,284
General	4,058	6,001	10,059
Mining	1,334	84	1,418
Process	50,764	0	50,764
Waste Management	3,167	5,145	8,312
Infrastructure and Utilities	5,731	0	5,731
INDIRECT TOTAL	32,718	546	33,264
Engineering & Procurement	10,200	0	10,200
Construction Management	5,204	0	5,204
Field Indirect	5,314	0	5,314
Contingency	12,000	546	12,546
WORKING CAPITAL TOTAL	10,485	0	10,485
Cash Reserve	9,687	0	9,687
Inventory	798	0	798

Operating Costs

Operating cost estimates are summarized in the table below:

Description	Avg. US$/yr (000s)	Avg. US$/t ROM	Avg. US$/t Product	%
General – Subtotal	3,888	11.62	19.01	20.69
General and Administration	2,615	7.81	12.78	13.92
General - Utilities - Gas	3	0.01	0.02	0.02
General - Utilities - Power	124	0.37	0.61	0.66
General - Mobile Equipment lease	168	0.50	0.82	0.89
General - Consumables - Raw Water Pumping	3	0.01	0.02	0.02
General - Consumables - Diesel	161	0.09	0.15	0.17
General - Mobile Equip. Maintenance.	161	0.48	0.79	0.86
General - Labor	782	2.34	3.82	4.16
Mining – Subtotal	2,960	8.84	14.47	15.75
Contract Mining Cost	2,616	7.82	12.79	13.92
Owners Mining Cost	344	1.03	1.68	1.83
Processing Plant – Subtotal	10,652	31.83	52.07	56.70
Processing - Reagents	1,165	3.48	5.69	6.20
Processing - Maint. & Operating spares	798	2.39	3.90	4.25
Processing - Utilities	3,869	11.56	18.91	20.59
Processing - Consumables	1,071	3.20	5.24	5.70
Processing - Labor	3,749	11.20	18.33	19.95
Waste Management - Tailings	449	1.34	2.19	2.39
Product Handling – Bulk Bags	840	2.51	4.11	4.47
TOTAL OPERATING COST	18,789	56.14	91.84	100.00

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

Cautionary Note to U.S. Investors:  This section and other sections of this document contain the terms “measured mineral resources,” “indicated mineral resources,” “inferred mineral resources,” “proven mineral reserves,” and “probable mineral reserves” as defined in accordance with Canadian National Instrument 43-101 – Standards of Disclosure for Mineral Projects (“NI 43-101”) and the Canadian Institute of Mining, Metallurgy and Petroleum (the “CIM”) – CIM Definition Standards on Mineral Resources and Mineral Reserves, adopted by the CIM Council, as amended (the “CIM Definition Standards”). These definitions differ from the definitions in the United States Securities and Exchange Commission (“SEC”) Industry Guide 7 (“SEC Industry Guide 7”) under the United States Securities Act of 1933, as amended (the “Securities Act”). Under SEC Industry Guide 7 standards, a “final” or “bankable” feasibility study is required to report reserves, the three-year historical average price is used in any reserve or cash flow analysis to designate reserves, and the primary environmental analysis or report must be filed with the appropriate governmental authority.  Please note the following regarding these terms:

  “Mineral resource”, “Measured mineral resources” and “indicated mineral resources”.  We advise U.S. investors that although these terms are recognized and required by Canadian regulations, these terms are not defined in SEC Industry Guide 7 and the SEC does not normally permit such terms to be used in reports and registration statements filed with the SEC. U.S. investors are cautioned not to assume that any part or all of the mineral deposits in these categories will ever be converted into reserves.
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

Item 3. Legal Proceedings.

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

Item 4. Mine Safety Disclosures.

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act (The “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the fiscal year ended April 30, 2017, our U.S. exploration properties were not subject to regulation by the Federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977 (the "Mine Act").

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Holders of Our Shares

As of the date of this Form 10-K, there were 139 registered shareholders.

Market Information

Our common shares trade in Canada on the TSX Venture Exchange under the symbol “IMA,” and over-the-counter in the United States on the OTCQB marketplace under the symbol “IMAHF.”  The following is the high and low close information for our common stock during each fiscal quarter of our last two fiscal years on the TSX Venture Exchange and the OTCQB.

	TSXV		OTCQB*
	High	Low	High	Low
	CAD	CAD	USD	USD
Q1 ended Jul. 31, 2015	$0.31	$0.16	$0.25	$0.193
Q2 ended Oct. 31, 2015	$0.28	$0.16	$0.215	$0.1375
Q3 ending Jan. 31 2016	$0.37	$0.215	$0.2849	$0.1511
Q4 ended Apr. 30, 2016	$0.295	$0.195	$0.22	$0.15
Q1 ended Jul. 31, 2016	$0.34	$0.22	$0.251	$0.174
Q2 ended Oct. 31, 2016	$0.34	$0.27	$0.26	$0.2069
Q3 ending Jan. 31 2017	$0.415	$0.27	$0.3207	$0.1965
Q4 ending April 30, 2017	$0.48	$0.38	$0.3622	$0.2872
Q1 ending Jul 31, 2017***	$0.60	$0.27	$0.443	$0.2657

*      High and low bid information for the OTCQB was not available for the above periods. For the periods presented, prices represent high and low closing prices during the period.
**     Through July 27, 2017.

Bid quotations entered on the OTCQB reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth details of all our equity compensation plans as of April 30, 2017.  As at April 30, 2017, our equity compensation plans consisted solely of our Stock Option Plan, which was approved by our shareholders on December 7, 2016.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	6,555,000	CAD$0.22	2,382,236
Equity compensation plans not approved by security holders	-	-	-
Total	6,555,000	CAD$0.22	2,382,236

Stock Option Plan

We received shareholder approval, on December 7, 2016, of our “rolling” stock option plan (the “Stock Option Plan”) whereby 10% of the number of our issued and outstanding shares at any given time may be reserved for issuance pursuant to the exercise of options. The TSX Venture Exchange requires that listed companies that have “rolling” stock option plans in place receive shareholder approval of such plans on a yearly basis at the Company’s annual general meeting.

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

Sale of Unregistered Securities

All unregistered sales of equity securities during the period covered by the Annual Report were previously disclosed in our current reports on Form 8-K and our Quarterly Reports on Form 10-Q other than the following:

i)	On March 28, 2017, the Company issued 40,761 common shares with a fair value of $14,013. The common shares were issued as a debt discount pursuant to the Fourth Promissory Notes.

ii)	On July 10, 2017, the Company issued 112,433 common shares with a fair value of $39,375. The common shares were issued as debt discounts pursuant to the Third Promissory Notes.

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

Plan of Operation

During the next twelve months, our plan of operation is to complete the longer lead time engineering tasks such as the electricity and gas planning.  In May 2017, the IDL accepted our Operation and Reclamation Plan on the Bovill Kaolin Project.  Avista, the local utility, has started the initial scoping studies to bring electricity and gas the last five miles from its current terminus to the proposed mill site. In the interim we will continue to strengthen our customer list and continue discussions to raise the capital to fund the mine construction

Engineering work on the Bovill Kaolin Project

As recommended in the 2016 FS, we are about to begin the contemplated utility surveys and are undertaking additional pilot plant work to produce customer samples for marketing purposes and the related testwork for final equipment selection.  Two pilot plants are currently ongoing with the first producing metakaolin and halloysite and the second producing quartz and K-spar.  Additional work is also ongoing to finalize the process plant water balance and utilities consumptions.  This work together with the General and Administrative expenses related in part to our continuing financing efforts are estimated to cost about USD$2,440,000 before taking into consideration any possible land swap with the IDL.

Outlook

Our focus continues to be the detailed assessment of all of our mineral assets and advancing the Bovill Kaolin Project towards production.  The process of producing minerals through pilot plant work includes shipping the unprocessed primary clay to Ginn Mineral Technologies (“GMT”) who undertakes the separation of the sand fraction (quartz and K-spar) from the clay fraction (kaolin and halloysite).  GMT then sends the sand fraction on to Minerals Research Laboratory at North Carolina State University (“MRL”) where MRL separates the K-spar and quartz through flotation.  GMT separates the halloysite and kaolinite into marketable products.

Three bulk samples are currently completed or being processed at both GMT and MRL.  Processing of the first of the three bulk samples is complete.  Processing of the second bulk sample has been completed at GMT and the K-spar float was completed at MRL.  The third bulk sample has been separated at GMT and the minerals are being dried with the kaolin being prepared for calcination.  The sand fraction has been sent to MRL where it is drying in preparation for a K-spar float.  Upon the completion of the K-spar float, the quartz from both the second and the third bulk samples will be processed to make both TrueQ®-1 and TrueQ®-3 quartz products.

At present we have, or will have shortly, inventory of all minerals for distribution to customers.  Fine grinding of quartz and K-spar still needs to be completed.  With material from the third bulk sample, we are testing a different fine grinding technique from what has previously been used and will also test flash calcination -  a technique which in other instances has produced a superior metakaolin product.

Processing of the second bulk sample at MRL has generated the highest K2O grades to date with results consistently in excess of 14% K2O.  The third bulk sample nearing completion at GMT was undertaken to create additional volumes of metakaolin for larger scale testing and additional halloysite for an increasing number of customers requesting halloysite for testing.  Sample requests for halloysite have come from North America, Europe, the Middle East, South America and Asia showing both the scarcity of halloysite in general and the quality of I-Minerals halloysite in particular.  While we currently have inventory of ULTRA Hallopure® and HalloPure® several companies have advanced their halloysite consuming products to near commercialization and have indicated a need for multiple tons of halloysite to complete the commercialization process.  We are currently assessing the logistics and cost of completing an additional large pilot plant to make multiple tons of ULTRA Hallopure® and HalloPure® available to customers in life science, clean tech and plastic / polymer industries.

Based upon opportunities identified in the Charles Rivers report, internal marketing efforts and customer leads generated through the website, strong interest has been generated in all of our mineral products with ever increasing interest in the K-spar.  Samples continue to be sent to customers for testing and the response has generally been very favorable.

Results of Operation

Year ended April 30, 2017

We recorded a loss of $5,259,749 ($0.06) for the year ended April 30, 2017 as compared to a loss of $4,601,846 ($0.06 per share) for the year ended April 30, 2016.  The increase in the loss recorded for the year ended April 30, 2017 as compared to the year ended April 30, 2016 is the net result of changes to a number of expenses.  Of note are the following items:

  Management and consulting fees of $319,443 (2016 - $245,755) are comprised of fees to manage our Company and stock-based compensation.  The stock-based compensation recognized in the current period was $202,886 (2016 - $105,606).  Approximately half of the fees to manage our Company are charged to management and consulting fees and the other half is charged to mineral property expenditures.
  Mineral property expenditures of $1,539,709 (2016 - $2,881,230) are costs incurred on our Helmer-Bovill Property.  The main expenses incurred during the current period included engineering and consulting ($256,922), mineral analysis and processing ($301,299) and environmental ($219,678).  We were working on completing permitting work and final pilot plant processing during the current period.  In the prior period, the Company incurred $1,734,460 of engineering and consulting expenditures and mineral analysis and processing of $541,223 as part of updating the feasibility study.
  General and miscellaneous expenses of $730,885 (2016 - $580,862) are comprised of office and telephone expenses, payroll taxes, medical benefits, insurance premiums, travel expenses, promotional expenses, shareholder communication fees, transfer agent fees and filing fees.  The increase during the current period was due primarily to an increase in mineral marketing activities as well as investor relations activities.
  Professional fees recovery of $92,083 (2016 – expense of $338,644) include legal fees, audit fees and financial consulting fees.  The fees in the current period are negative as the Company recovered legal fees after settlement of a legal action.
  Accretion expense of $490,531 (2016 - $372,266) is the amortization of the fair value of bonus shares and bonus warrants issued to the lender of the promissory notes.  The bonus shares and bonus warrants are amortized over the life of the promissory notes.
  Interest expense of $1,578,631 (2016 - $1,161,339) is from promissory notes that bear interest at a rate of 12% per year.  Interest increased as additional funds were advanced.
  We recorded a loss on change in fair value of derivative liabilities of $687,979 (2016 – gain of $1,019,786).  The change in fair value of derivative liabilities is based on the change in remaining term of derivative instruments and our stock price.  The derivatives include warrants as well as stock options granted to non-employees.  The derivative liabilities do not represent cash liabilities.

Liquidity and Capital Resources

Our aggregate operating, investing and financing activities during the year ended April 30, 2017 resulted in a net cash inflow of $158,929 (2016 – outflow of $143,687).  As at April 30, 2017, we had a working capital deficiency of $16,145,797, including cash of $287,282.

During the year ended April 30, 2017, $3,879,851 was used in operations before changes in non-cash operating working capital items (2016 - $5,105,601).  The decrease in these cash flows was due primarily to a decrease in mineral property expenditures.  During the year ended April 30, 2017, we spent $3,303 on investing activities (2016 - $nil) and we received $2,502,420 from financing activities (2016 - $3,644,449).

Currently, we are being financed by advances pursuant to promissory notes advanced by BV Lending LLC, an entity controlled by Allen L. Ball, a member of our Board of Directors and our largest shareholder (the “Lender”). During the year ended April 30, 2016, the Company was receiving advances pursuant to the First Promissory Notes and the Second Promissory Notes. As at April 30, 2016, the balance of the promissory notes was $11,044,280. The final tranche pursuant to the Second Promissory Notes was received in May 2016. Effective August 31, 2016, the Company entered into an agreement with the Lender pursuant to which up to an additional $2,965,000 will be advanced to the Company in tranches (the “Third Promissory Notes”), of which we have received $2,065,000 as at July 27, 2017. The August 31, 2016 agreement also amended the maturity date of the First Promissory Notes and the Second Promissory Notes. The promissory notes have a modified maturity date of December 2, 2017. Certain conditions may result in early repayment. An additional CAD$250,000 promissory note was issued in March 2017 to an arm’s-length lender with a maturity date of December 31, 2018.

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

We do not have the ability to internally generate sufficient cash flows to support our operations for the next twelve months.  We are currently receiving funds from a company controlled by a director of the Company through promissory notes.  We have no formal plan in place to address this going concern issue but consider that we will be able to obtain additional funds by equity financing and/or debt financing; however, there is no assurance of additional funding being available.  As a result, our auditors included an emphasis of matter note in their report on the financial statements for the year ended April 30, 2017 about our ability to continue as a going concern.

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

The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.  Derivative instruments that become subject to reclassification are reclassified at the fair value of the instrument on the reclassification date.  Derivative instrument liabilities are classified in the balance sheet as current as settlement of the derivative instruments are at the option of the holder.

We use the Black-Scholes option valuation model to value derivative liabilities.  This model uses Level 3 inputs in the fair value hierarchy established by ASC 820 Fair Value Measurement.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable

Item 8.  Financial Statements and Supplementary Data.

I-Minerals Inc.

Consolidated Financial Statements
April 30, 2017 and 2016
(Expressed in US dollars)

Tel: 604 688 5421 Fax: 604 688 5132 www.bdo.ca	BDO Canada LLP 600 Cathedral Place 925 West Georgia Street Vancouver BC V6C 3L2 Canada

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
I-Minerals Inc.

We have audited the accompanying consolidated balance sheets of I-Minerals Inc. as of April 30, 2017 and 2016, and the related consolidated statements of loss, capital deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of I-Minerals Inc. at April 30, 2017 and 2016, and the consolidated results of its operations and its consolidated cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1 to the consolidated financial statements, the Company had not yet achieved profitable operations as at April 30, 2017, had an accumulated deficit of $36,617,260 at April 30, 2017 and the Company expects to incur further losses in the development of its business. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ “BDO CANADA LLP”

Chartered Professional Accountants

Vancouver, Canada
July 27, 2017

BDO Canada LLP, a Canadian limited liability partnership, is a member of BDO International Limited, a UK company limited by guarantee, and forms part of the international BDO network of independent member firms.

I-Minerals Inc. Consolidated Balance Sheet April 30, 2017 and 2016
(Expressed in US dollars)

	Notes	2017 $	2016 $
ASSETS
Current assets
Cash		287,282	128,353
Receivables		7,169	21,747
Prepaids		65,259	45,498
		359,710	195,598

Equipment		9,090	7,985
Mineral property interest	3	305,850	305,850
Deposits		14,932	14,932

TOTAL ASSETS		689,582	524,365

LIABILITIES
Current liabilities
Accounts payable and accrued liabilities	4,9	1,168,606	1,023,137
Promissory notes	5	14,147,964	6,587,526
Derivative liabilities	2,6,7	1,188,937	515,802
		16,505,507	8,126,465

Promissory notes	5	165,208	3,871,395
TOTAL LIABILITIES		16,670,715	11,997,860

CAPITAL DEFICIT
Capital Stock
Authorized:
Unlimited common shares with no par value
Issued and fully paid: 89,372,359 (April 30, 2016 - 86,328,952)	7	18,658,118	17,963,265
Additional paid-in capital		1,948,384	1,839,639
Commitment to issue shares	5	29,625	81,112
Deficit		(36,617,260)	(31,357,511)
TOTAL CAPITAL DEFICIT		(15,981,133)	(11,473,495)

TOTAL LIABILITIES AND CAPITAL DEFICIT		689,582	524,365

On behalf of the Board

                 “Thomas M. Conway”                 Director                                              “W. Barry Girling”                 Director

The accompanying notes are an integral part of these consolidated financial statements.

I-Minerals Inc. Consolidated Statements of Loss For the years ended April 30, 2017 and 2016
(Expressed in US dollars)

	Notes	2017 $	2016 $

OPERATING EXPENSES
Amortization		2,198	6,647
Management and consulting fees	7,9	319,443	245,755
Mineral property expenditures	9	1,539,709	2,881,230
General and miscellaneous		730,885	580,862
Professional fees		(92,083)	338,644

		(2,500,152)	(4,053,138)
OTHER (EXPENSE) INCOME
Foreign exchange (loss) gain		(2,456)	(3,377)
Loss on settlement of liabilities	5	-	(31,512)
Accretion expense	5	(490,531)	(372,266)
Interest expense	5	(1,578,631)	(1,161,339)
Change in fair value of derivative liabilities	2,6,7	(687,979)	1,019,786

LOSS FOR THE YEAR		(5,259,749)	(4,601,846)

Loss per share – basic and diluted		(0.06)	(0.06)

Weighted average number of shares outstanding		88,064,107	83,299,436

The accompanying notes are an integral part of these consolidated financial statements.

I-Minerals Inc. Condensed Consolidated Statements of Cash Flows For the years ended April 30, 2017 and 2016
(Expressed in US dollars)

	2017 $	2016 $
OPERATING ACTIVITIES
Loss for the year	(5,259,749)	(4,601,846)
Items not involving cash:
Amortization	2,198	6,647
Stock-based compensation	202,886	105,606
Loss on settlement of liabilities	-	31,512
Accretion expense	490,531	372,266
Change in fair value of derivative liabilities	687,979	(1,019,786)
Unrealized foreign exchange gain	(3,696)	-
Change in non-cash operating working capital items:
Receivables	14,578	11,753
Prepaids	(19,761)	207,321
Accounts payable and accrued liabilities	1,544,846	1,098,391

Cash flows used in operating activities	(2,340,188)	(3,788,136)

INVESTING ACTIVITY
Purchase of equipment	(3,303)	-

Cash flows used in investing activity	(3,303)	-

FINANCING ACTIVITIES
Proceeds from exercise of stock options and warrants	300,574	4,449
Promissory notes received	2,201,846	3,640,000

Cash flows from financing activities	2,502,420	3,644,449

INCREASE (DECREASE) IN CASH	158,929	(143,687)

CASH, BEGINNING OF THE YEAR	128,353	272,040

CASH, END OF THE YEAR	287,282	128,353

SUPPLEMENTAL CASH FLOW INFORMATION (Note 11)

Interest paid	-	-
Taxes paid	-	-

The accompanying notes are an integral part of these consolidated financial statements.

I-Minerals Inc. Condensed Consolidated Statements of Capital Deficit For the years ended April 30, 2017 and 2016
(Expressed in US dollars)

	Number of Shares #	Amount $	Commitment to Issue Shares $	Additional Paid-in Capital $	Accumulated Deficit $	Total Capital Deficit $

Balance at April 30, 2015	79,255,728	16,586,067	136,735	1,827,780	(26,755,665)	(8,205,083)

Issued during the year:
Shares issued as a debt discount	1,832,108	409,031	(136,735)	-	-	272,296
Shares issuable as a debt discount	-	-	81,112	-	-	81,112
Shares issued to settle accounts payable and accrued liabilities	5,216,116	963,718	-	19,892	-	983,610
Shares issued on exercise of warrants	25,000	4,449	-	-	-	4,449
Share-based payments – vesting	-	-	-	3,333	-	3,333
Reallocation of vested options to liabilities	-	-	-	(11,366)	-	(11,366)
Loss for the year	-	-	-	-	(4,601,846)	(4,601,846)

Balance at April 30, 2016	86,328,952	17,963,265	81,112	1,839,639	(31,357,511)	(11,473,495)

Issued during the year:
Shares issued on exercise of options	980,000	238,462	-	(70,726)	-	167,736
Shares issued on exercise of warrants	1,170,084	241,622	-	-	-	241,622
Shares issued as a debt discount	893,323	214,769	(81,112)	-	-	133,657
Shares issuable as a debt discount	-	-	29,625	-	-	29,625
Share-based payments – vesting	-	-	-	202,886	-	202,886
Reallocation of vested options to liabilities	-	-	-	(23,415)	-	(23,415)
Loss for the year	-	-	-	-	(5,259,749)	(5,259,749)

Balance at April 30, 2017	89,372,359	18,658,118	29,625	1,948,384	(36,617,260)	(15,981,133)

The accompanying notes are an integral part of these consolidated financial statements.

I-Minerals Inc. Notes to the Consolidated Financial Statements For the years ended April 30, 2017 and 2016
(Expressed in US dollars except where otherwise indicated)

1.	NATURE OF BUSINESS AND BASIS OF PRESENTATION AND LIQUIDITY:

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

Basis of Presentation and Liquidity

The accompanying consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) on the basis that the Company will continue as a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for the next year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At April 30, 2017, the Company had not yet achieved profitable operations, had an accumulated deficit of $36,617,260 since inception and expects to incur further losses in the development of its business, all of which casts substantial doubt upon the Company’s ability to continue as a going concern and, therefore, that it may be unable to realize its assets and discharge its liabilities in the normal course of business.

The Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to develop the Property and to meet its obligations and repay its liabilities arising from normal business operations when they come due. Although the Company has been successful in the past in obtaining financing, there is no assurance that it will be able to obtain adequate financing in the future or that such financing will be on terms advantageous to the Company. The Company is currently receiving funds from a company controlled by a director of the Company through promissory notes (Notes 5 and 12). Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or promissory notes; however there is no assurance of additional funding being available. The Company has historically satisfied its capital needs primarily by issuing equity securities and/or promissory notes. Management plans to continue to provide for its capital needs by issuing equity securities and/or promissory notes.

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

I-Minerals Inc. Notes to the Consolidated Financial Statements For the years ended April 30, 2017 and 2016
(Expressed in US dollars except where otherwise indicated)

Cash

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. As at April 30, 2017 and 2016, the Company had no cash equivalents.

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

Debt issuance costs paid to the purchaser of the debt are considered to be a reduction of the debt proceeds and a component of debt discount. Subsequently, the costs comprising this debt discount are amortized as financing fees over the term of the promissory notes using the effective interest method. During the year ended April 30, 2017, the Company amortized financing fees totaling $490,531 (2016 – $372,266).

I-Minerals Inc. Notes to the Consolidated Financial Statements For the years ended April 30, 2017 and 2016
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

The Company’s promissory notes are based on Level 2 inputs in the ASC 820 fair value hierarchy. The Company calculated the fair value of these instruments by discounting future cash flows using rates representative of current borrowing rates. At April 30, 2017, the promissory notes had a fair value of $13,781,276 (2016 – $10,703,836).

The Company had certain Level 3 liabilities required to be recorded at fair value on a recurring basis in accordance with US GAAP as at April 30, 2017 and 2016. As at April 30, 2017, the Company’s Level 3 liabilities consisted of the warrants issued in connection with the Company’s offering of equity units in a private placement and warrants issued as financing fees as well as the grant of share purchase options to non-employees.

The resulting Level 3 liabilities have no active market and are required to be measured at their fair value each reporting period based on information that is unobservable.

A summary of the Company’s Level 3 liabilities for the years ended April 30, 2017 and 2016 is as follows:

	2017 $	2016 $

Warrants (Note 6)

Beginning fair value	326,595	1,128,841
Issuance	70,525	176,493
Reallocation on exercises of warrants	(108,784)	-
Change in fair value	454,247	(978,739)
Ending fair value	742,583	326,595

Non-employee options (Note 7(c))

Beginning fair value	189,207	116,615
Fair value of options granted	-	102,273
Fair value of options on vesting	23,415	11,366
Change in fair value	233,732	(41,047)
Ending fair value	446,354	189,207

Total Level 3 liabilities	1,188,937	515,802

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment). There were no assets or liabilities measured at fair value on a nonrecurring basis during the years ended April 30, 2017 and 2016.

I-Minerals Inc. Notes to the Consolidated Financial Statements For the years ended April 30, 2017 and 2016
(Expressed in US dollars except where otherwise indicated)

Earnings (Loss) Per Share

The basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. For the year ended April 30, 2017, loss per share excludes 10,993,021 (2016 – 12,027,780) potentially dilutive common shares (related to outstanding options and warrants as well as shares committed to be issued pursuant to the Third Promissory Notes) as their effect was anti-dilutive.

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

The Company has adopted the provisions of FASB ASC 740 "Income Taxes" regarding accounting for uncertainty in income taxes. The Company initially recognizes tax positions in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions are initially and subsequently measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with the tax authority, assuming full knowledge of the position and all relevant facts. Application requires numerous estimates based on available information. The Company considers many factors when evaluating and estimating its tax positions and tax benefits, and its recognized tax positions and tax benefits may not accurately anticipate actual outcomes. As additional information is obtained, there may be a need to periodically adjust the recognized tax positions and tax benefits. These periodic adjustments may have a material impact on the consolidated statements of operations. When applicable, the Company classifies penalties and interest associated with uncertain tax positions as a component of income tax expense in its consolidated Statement of Loss.

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

I-Minerals Inc. Notes to the Consolidated Financial Statements For the years ended April 30, 2017 and 2016
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

I-Minerals Inc. Notes to the Consolidated Financial Statements For the years ended April 30, 2017 and 2016
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

This update will come into effect for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. The Company has adopted this standard in its financial statements as at December 31, 2016. See Note 2.

(ii) In February 2016, FASB issued ASC 842 that requires lessees to recognize lease assets and corresponding lease liabilities on the balance sheet for all leases with terms of more than 12 months. The update, which supersedes existing lease guidance, will continue to classify leases as either finance or operating, with the classification determining the pattern of expense recognition in the income statement. The Company is currently evaluating the impact of its pending adoption of ASU 2016-02 on its consolidated financial statements.

3.	MINERAL PROPERTY INTEREST:

Helmer-Bovill Property – Latah County, Idaho

The Company has an undivided 100% interest in 11 State of Idaho mineral leases. The State of Idaho mineral leases are subject to a 5% production royalty on gross sales.

4.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES:

	April 30, 2017 $	April 30, 2016 $

Trade payables	265,116	307,316
Amounts due to related parties (Note 9)	197,954	189,501
Interest payable on promissory notes (Note 5)	705,536	526,320

Total accounts payable and accrued liabilities	1,168,606	1,023,137

I-Minerals Inc. Notes to the Consolidated Financial Statements For the years ended April 30, 2017 and 2016
(Expressed in US dollars except where otherwise indicated)

5.	PROMISSORY NOTES:

	April 30, 2017 $	April 30, 2016 $

First promissory notes	-	5,678,107
Second promissory notes	-	4,780,814
Third promissory notes	14,147,964	-
Fourth promissory notes	165,208

Total promissory notes	14,313,172	10,458,921

Current	14,147,964	6,587,526
Non-current	165,208	3,871,395

First, Second and Third Promissory Notes

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

During the year ended April 30, 2017, the Company received $1,815,000 in advances pursuant to the Third Promissory Notes and the final $200,000 in advances pursuant to the Second Promissory Notes.

The following table outlines the estimated cash payments required in order to repay the principal balance of the Third Promissory Notes:

2017 $	2018 $	2019 $	2020 $	2021 $	Total $
-	14,458,657	-	-	-	14,458,657

I-Minerals Inc. Notes to the Consolidated Financial Statements For the years ended April 30, 2017 and 2016
(Expressed in US dollars except where otherwise indicated)

Certain conditions may result in early repayment including immediate repayment in the event a person currently not related to the Company acquires more than 40% of the outstanding common shares of the Company. Debt issuance costs will be amortized over the estimated maturity life of the promissory notes.

The promissory notes bear interest at the rate of 12% per annum and during the year ended April 30, 2017, the Company recorded interest of $1,576,365 (2016 - $1,161,339). Interest is payable semi-annually as calculated on May 31st and November 30th of each year. Interest is to be paid either in cash, in common shares or deemed an advance of principal at the option of the Lender. As part of the Third Promissory Notes agreement dated June 1, 2016, interest payable of $640,130 was transferred to the promissory notes balance as a deemed advance. This balance transferred was not subject to bonus shares or bonus warrants. The $640,130 of interest was for the period from December 1, 2015 to May 31, 2016. The lender elected to have interest payable from June 1, 2016 to November 30, 2016 of $759,247 deemed an advance (not subject to bonus shares or bonus warrants).

In July 2015, the Company settled $395,665 of interest payable on the promissory notes by the issuance of 2,267,685 common shares at the fair value of $427,177 based on their quoted market price at the date of issuance. Accordingly, the Company recorded a loss on settlement of liabilities of $31,512. The interest settled was for the period from December 1, 2014 to May 31, 2015. In December 2015, the Company settled $556,433 of interest payable by the issuance of 2,948,431 common shares at the fair value of $536,541. The Company recorded an increase in additional paid-in capital on extinguishment of debt of $19,892. The interest settled was for the period from June 1, 2015 to November 30, 2015.

The Company and the Lender agreed that the Lender is to receive bonus shares equal to 7.5% of each loan tranche advanced under the Second Promissory Notes and Third Promissory Notes divided by the Company’s common share market price. In addition, the Company will issue the Lender an equal number of share purchase warrants for each loan tranche advanced. Each bonus share purchase warrant will entitle the Lender to purchase one common share of the Company at a price equal to the greater of (a) the market price of the Company’s common shares on the date of the advance and (b) the volume weighted average price of the Company’s common shares over the twenty trading days immediately prior to the date of the advance. The bonus share purchase warrants expire on the earlier of (a) December 31, 2018 and (b) the date the advance has been repaid in full, including interest. Advances received under the First Promissory Notes had the same terms other than the number of bonus shares and bonus share purchase warrants being based on 6% of each loan tranche advanced and the bonus share purchase warrants were to expire on December 1, 2016.

During the year ended April 30, 2017, the Company issued 852,562 bonus shares to the Lender at the fair value of $200,756, based on their quoted market price at the date the advances were received, including 349,325 shares having a fair value of $81,112 that the Company had committed to issue as at April 30, 2016. At April 30, 2017, the Company was committed to issuing an additional 88,089 bonus shares to the Lender at the fair value of $29,625. The fair value of the bonus shares was determined by reference to the trading price of the Company’s common shares on the date the advances were received.

During the year ended April 30, 2016, the Company issued 1,832,108 bonus shares to the Lender at the fair value of $409,031, based on their quoted market price at the date the advances were received, including 693,573 shares having a fair value of $136,735 that the Company had committed to issue as at April 30, 2015.

The fair value of 622,569 bonus share purchase warrants committed to be issued (based on advances received during the period) during the year ended April 30, 2017 of $65,711 was estimated using the Black-Scholes option pricing model with the following weighted average assumptions: stock price – CAD$0.315; exercise price – CAD$0.320; expected risk-free interest rate – 1.15%; expected life – 2.32 years; expected volatility – 78% and expected dividend rate – 0%.

The aggregate finance fees (bonus shares and bonus warrants) are recorded against the promissory notes balance and are being amortized to the Statement of Loss over the life of the promissory notes using the effective interest method. The accretion expense in respect of the debt discount recorded on the issuance of bonus shares and warrants totalled $489,646 for the year ended April 30, 2017 (2016 - $372,266). The unamortized debt discount as at April 30, 2017 is $310,693 (2016 – $585,359).

I-Minerals Inc. Notes to the Consolidated Financial Statements For the years ended April 30, 2017 and 2016
(Expressed in US dollars except where otherwise indicated)

The promissory notes are collateralized by the Company’s Helmer-Bovill Property.

Fourth Promissory Notes

On March 13, 2017, the Company entered into a loan agreement with an arm’s-length lender pursuant to which CAD$250,000 ($186,846) was advanced to the Company (the “Fourth Promissory Notes”). The loan bears interest at a rate of 12% per annum and during the year ended April 30, 2017, the Company recorded interest of $2,266. The Fourth Promissory Notes are unsecured and are due on or before December 31, 2018. The Company issued 40,761 bonus shares at the fair value of $14,013 and 40,761 bonus share purchase warrants at the fair value of $4,814. The fair value of the share purchase warrants was estimated using the Black-Scholes option pricing model with the following assumptions: stock price – CAD$0.470; exercise price – CAD$0.460; expected risk-free interest rate – 1.15%; expected life – 1.77 years; expected volatility – 62% and expected dividend rate – 0%.

The aggregate finance fees (bonus shares and bonus warrants) are recorded against the Fourth Promissory Notes balance and are being amortized to the Statement of Loss over the life of the Fourth Promissory Notes using the effective interest method. The accretion expense in respect of the debt discount recorded on the issuance of bonus shares and warrants totalled $885 for the year ended April 30, 2017. The unamortized debt discount as at April 30, 2017 is $17,942.

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

$

Balance, April 30, 2015	1,128,841

Bonus warrants issuable pursuant to promissory notes (Note 5)	176,493
Change in fair value of warrant derivatives	(978,739)

Balance, April 30, 2016	326,595

Bonus warrants issuable pursuant to promissory notes (Note 5)	70,525
Reallocation on exercise of warrants	(108,784)
Change in fair value of warrant derivatives	454,247

Balance, April 30, 2017	742,583

I-Minerals Inc. Notes to the Consolidated Financial Statements For the years ended April 30, 2017 and 2016
(Expressed in US dollars except where otherwise indicated)

Warrant Derivative Liabilities

At April 30, 2017, the Company determined the fair value of Warrant Derivative Liabilities to be $742,583 (2016 - $326,595) as estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	April 30, 2017	April 30, 2016

Stock price (CAD$)	0.48	0.23
Exercise price (CAD$)	0.31	0.27
Risk-free interest rate (%)	1.15	0.96
Expected life (years)	1.70	1.41
Expected volatility (%)	61	76
Expected dividends ($)	Nil	Nil

7.	SHARE CAPITAL:

Common shares

a)	Authorized:

Unlimited number of common shares, without par value.

The holders of common shares are entitled to receive dividends which are declared from time to time, and are entitled to one vote per share at meetings of the Company. All shares are ranked equally with regards to the Company’s residual assets.

b)	Stock transactions:

During the year ended April 30, 2017, the Company completed the following stock transactions:

i)	On June 14, 2016, the Company issued 980,000 common shares on the exercise of stock options with an exercise price of CAD$0.22 per common share resulting gross proceeds of CAD$215,600 ($167,736).

ii)	On September 23, 2016, the Company issued 486,346 common shares with a fair value of $116,756 including 349,325 shares having a fair value of $81,112 which the Company had committed to issue at April 30, 2016. The common shares were issued as debt discounts pursuant to the Second Promissory Notes and the Third Promissory Notes (Note 5).

iii)	On December 1, 2016, the Company issued 1,170,084 common shares on the exercise of share purchase warrants with exercise prices ranging from CAD$0.14 to CAD$0.185 for gross proceeds of $132,838.

iv)	On January 25, 2017, the Company issued 366,216 common shares with a fair value of $84,000. The common shares were issued as debt discounts pursuant to the Third Promissory Notes (Note 5).

v)	On March 28, 2017, the Company issued 40,761 common shares with a fair value of $14,013. The common shares were issued as debt discounts pursuant to the Fourth Promissory Notes (Note 5).

During the year ended April 30, 2016, the Company completed the following stock transactions:

I-Minerals Inc. Notes to the Consolidated Financial Statements For the years ended April 30, 2017 and 2016
(Expressed in US dollars except where otherwise indicated)

i)	On July 10, 2015, the Company issued 1,085,297 common shares with a fair value of $228,775 including 693,573 shares having a fair value of $136,735 which the Company had committed to issue at April 30, 2015. The common shares were issued as debt discounts pursuant to the Promissory Notes and the Second Promissory Notes (Note 5).

ii)	On July 14, 2015, the Company issued 2,267,685 common shares with a fair value of $427,177 as settlement of accrued interest payable on Promissory Notes and Second Promissory Notes (Note 5).

iii)	On December 15, 2015, the Company issued 2,948,431 common shares with a fair value of $536,541 as settlement of accrued interest payable on Promissory Notes and Second Promissory Notes (Note 5).

iv)	On January 5, 2016, the Company issued 746,811 common shares with a fair value of $180,256. The common shares were issued as debt discounts pursuant to the Second Promissory Notes (Note 5).

v)	On January 29, 2016, the Company issued 25,000 shares on the exercise of share purchase warrants.

c)	Stock options:

The Company has granted stock options under the terms of its Stock Option Plan (the “Plan”). The Plan provides that the directors of the Company may grant options to purchase common shares to directors, officers, employees and service providers of the Company on terms that the directors of the Company may determine are within the limitations set forth in the Plan. The maximum number of shares available under the Plan is limited to 10% of the issued common shares. The maximum term of stock options is ten years. All stock options vest on the date of grant, unless otherwise stated. As at April 30, 2017, the Company had 2,382,236 stock options available for grant pursuant to the Plan (2016 - 2,797,895).

The Company’s stock options outstanding as at April 30, 2017 and 2016 and the changes for the years then ended are as follows:

	Number Outstanding	Weighted Average Exercise Price (in CAD$)

Balance outstanding at April 30, 2015	5,135,000	0.22
Granted	1,200,000	0.25
Expired	(500,000)	0.40

Balance outstanding at April 30, 2016	5,835,000	0.21
Granted	1,700,000	0.25
Exercised	(980,000)	0.22

Balance outstanding at April 30, 2017	6,555,000	0.22

Balance exercisable at April 30, 2017	5,825,000	0.22

The intrinsic value of options exercised during the year ended April 30, 2017 was CAD$88,200 based on a stock price of CAD$0.31 on the date of exercise.

I-Minerals Inc. Notes to the Consolidated Financial Statements For the years ended April 30, 2017 and 2016
(Expressed in US dollars except where otherwise indicated)

Summary of stock options outstanding at April 30, 2017:

Security	Number Outstanding	Exercise Price (CAD$)	Expiry Date	Remaining Contractual Life (years)

Stock options	1,300,000	0.10	July 30, 2018	1.25
Stock options	260,000	0.15	July 30, 2018	1.25
Stock options	300,000	0.25	July 30, 2018	1.25
Stock options	200,000	0.25	November 19, 2018	1.56
Stock options	150,000	0.25	January 8, 2019	1.69
Stock options	300,000	0.25	May 23, 2019	2.06
Stock options	150,000	0.25	December 16, 2017	0.63
Stock options	1,975,000	0.25	January 29, 2020	2.75
Stock options	200,000	0.25	August 4, 2020	3.27
Stock options	1,000,000	0.25	February 25, 2018	0.82
Stock options	20,000	0.22	May 19, 2018	1.05
Stock options	300,000	0.30	July 21, 2021	4.23
Stock options	400,000	0.30	November 3, 2021	4.52

The weighted average grant date fair value of stock options granted during the year ended April 30, 2017 of CAD$0.14 (2016 – CAD$0.11) was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	2017	2016

Stock price (CAD$)	0.25	0.23
Exercise price (CAD$)	0.25	0.25
Risk-free interest rate (%)	1.1	1.0
Expected life (years)	3.2	2.5
Expected volatility (%)	85	86
Expected dividends ($)	Nil	Nil

Expected volatility was determined by reference to the historical volatility of the Company’s common shares trading on the TSX Venture Exchange.

Non-Employee Stock Options

In accordance with the guidance of ASC 815-40-15, stock options awarded to non-employees that are fully vested and exercisable in Canadian dollars are required to be accounted for as derivative liabilities because they are considered not to be indexed to the Company’s stock due to their exercise price being denominated in a currency other than the Company’s functional currency. Stock options awarded to non-employees that are not vested are accounted for as equity awards until the terms associated with their vesting requirements have been met. As at April 30, 2017, there were 300,000 (2016 - nil) non-employee stock option awards that had not yet vested.

The non-employee stock options are accounted for at their respective fair values and are summarized as follows for the years ended April 30, 2017and 2016:

	2017 $	2016 $

Fair value of non-employee options, beginning of the period	189,207	116,615
Fair value of options granted	-	102,273
Fair value of options on vesting	23,415	11,366
Change in fair value of non-employee stock options during the period	233,732	(41,047)

Fair value of non-employee options, end of the period	446,354	189,207

I-Minerals Inc. Notes to the Consolidated Financial Statements For the years ended April 30, 2017 and 2016
(Expressed in US dollars except where otherwise indicated)

The Company determined the fair value of its non-employee stock options as at April 30, 2017 and 2016 using the Black-Scholes option pricing model with the following weighted average assumptions:

	2017	2016

Stock price (CAD$)	0.48	0.23
Exercise price (CAD$)	0.23	0.23
Risk-free interest rate (%)	0.83	1.34
Expected life (years)	1.56	2.43
Expected volatility (%)	59	87
Expected dividends ($)	Nil	Nil

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

As at April 30, 2017, the unamortized compensation cost of options is $76,732 and the intrinsic value of options expected to vest is $1,098,333 (CAD$1,499,225).

Share-based payments are classified in the Company’s Statement of Loss during the years ended April 30, 2017 and 2016 as follows:

	2017 $	2016 $

Management and consulting fees	202,886	105,606

	202,886	105,606

d)	Share purchase warrants:

A summary of fully-exercisable share purchase warrants as at April 30, 2017 and April 30, 2016 and the changes for the years then ended are as follows:

	Number Outstanding	Weighted Average Exercise Price (CAD$)

Balance at April 30, 2015	24,555,595	0.37
Issued	1,456,617	0.25
Expired	(20,175,000)	0.40
Exercised	(25,000)	0.25

Balance at April 30, 2016	5,812,212	0.27
Issued	663,330	0.33
Exercised	(1,170,084)	0.15
Expired	(955,526)	0.26

Balance at April 30, 2017	4,349,932	0.31

I-Minerals Inc. Notes to the Consolidated Financial Statements For the years ended April 30, 2017 and 2016
(Expressed in US dollars except where otherwise indicated)

Summary of warrants outstanding and issuable at April 30, 2017:

Security	Number Outstanding	Exercise Price ($CAD)	Expiry Date

Warrants	730,848	0.22	December 31, 2018(1)
Warrants	242,545	0.23	December 31, 2018(1)
Warrants	194,344	0.24	December 31, 2018(1)
Warrants	37,203	0.245	December 31, 2018(1)
Warrants	393,058	0.255	December 31, 2018(1)
Warrants	192,206	0.259	December 31, 2018(1)
Warrants	126,843	0.265	December 31, 2018(1)
Warrants	198,750	0.272	December 31, 2018(1)
Warrants	95,781	0.291	December 31, 2018(1)
Warrants	100,373	0.295	December 31, 2018(1)
Warrants	101,095	0.298	December 31, 2018(1)
Warrants	49,294	0.299	December 31, 2018(1)
Warrants	150,246	0.310	December 31, 2018(1)
Warrants	58,496	0.335	December 31, 2018(1)
Warrants	30,139	0.405	December 31, 2018(1)
Warrants	40,761	0.460	December 31, 2018(1)
Warrants	25,621	0.470	December 31, 2018(1)
Warrants	32,329	0.475	December 31, 2018(1)
Warrants	1,550,000	0.40	January 31, 2019

Notes:
(1)	The warrants are exercisable until the earlier of the date disclosed or the date that the promissory note advance, including interest, is repaid (Note 5).

8.	INCOME TAXES:

A reconciliation of the income tax provision computed at statutory rates to the reported income tax provision for the years ended April 30, 2017 and 2016 is as follows:

	2017 $	2016 $

Statutory tax rate	26.00%	26.00%

Loss before income taxes	(5,259,749)	(4,601,846)

Expected income tax recovery	(1,368,000)	(1,196,000)
Increase (decrease) in income tax recovery resulting from:
Derivative liability	179,000	(265,000)
Other permanent differences	181,000	126,000
Share issue costs	(52,000)	(106,000)
Foreign income taxed at foreign rate	(157,000)	(277,000)
Impact of under-provision in previous year	(140,000)	-
Expiry of loss carry forward	58,000	-
Increase in valuation allowance	1,299,000	1,718,000

Income tax recovery	-	-

The significant components of the Company’s deferred income tax assets and liabilities after applying enacted corporate tax rates at April 30, 2017 and 2016 are as follows:

	2017 $	2016 $

Deferred income tax assets / (liabilities)
Operating losses carried forward	8,602,000	7,455,000
Resource property	1,441,000	1,284,000
Share issuance costs	134,000	140,000
Other	22,000	21,000
Valuation allowance	(10,199,000)	(8,900,000)

Net deferred income tax asset	-	-

I-Minerals Inc. Notes to the Consolidated Financial Statements For the years ended April 30, 2017 and 2016
(Expressed in US dollars except where otherwise indicated)

At April 30, 2017, the Company has accumulated non-capital losses totalling $10,408,000 (2016 - $8,310,000) in Canada and net operating losses of $16,846,000 (2016 - $15,123,000) in the USA, which are available to carryforward and offset future years’ taxable income. The losses expire in various amounts from 2022 to 2037.

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

At April 30, 2017, the Company does not have an accrual relating to uncertain tax positions. It is not anticipated that unrecognized tax benefits would significantly increase or decrease within 12 months of the reporting date.

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

9.	RELATED PARTY TRANSACTIONS:

During the year ended April 30, 2016, the Company settled $952,098 of interest payable on the promissory notes owed to a company controlled by a Director by issuing 5,216,116 common shares at the fair value of $963,718 (Note 5).

During the year ended April 30, 2017, management and consulting fees of $96,000 (2016 - $96,002) were charged by RJG Capital Corporation, a wholly-owned company of W. Barry Girling, Director. Wayne Moorhouse, Director, charged $2,911 (2016 - $3,093) in management and consulting fees. $23,759 (2016 - $23,557) was charged by Malaspina Consultants Inc. for the services of Matt Anderson, CFO, and are included in professional fees. John Theobald, Director, charged $54,124 (2016 - $nil) in mineral property expenditures.

Included in accounts payable and accrued liabilities are amounts owed to directors or officers or companies controlled by them. As at April 30, 2017, the amount was $197,954 (2016 – $189,501). All amounts are non-interest bearing, unsecured, and due on demand.

The promissory notes received from a company controlled by a director (Notes 5 and 12) are related party transactions.

I-Minerals Inc. Notes to the Consolidated Financial Statements For the years ended April 30, 2017 and 2016
(Expressed in US dollars except where otherwise indicated)

10.	SEGMENT DISCLOSURES:

The Company considers its business to comprise a single operating segment being the exploration of its resource property. Substantially all of the Company’s long-term assets and operations are located in Latah County, Idaho.

11.	NON-CASH TRANSACTIONS:

Investing and financing activities that affect recognized assets or liabilities but that do not result in cash receipts or cash payments are excluded from the consolidated statements of cash flows. During the year ended April 30, 2017, the following transactions were excluded from the consolidated statement of cash flows:

a)	The commitment to issue 663,330 common shares at the fair value of $163,282 and 663,330 warrants at the fair value of $70,525 pursuant to the promissory notes.

During the year ended April 30, 2016, the following transactions were excluded from the consolidated statement of cash flows:

a)	The issuance by the Company of 5,216,116 common shares at the fair value of $963,718 as payment of interest on the promissory notes;

b)	The commitment to issue 1,487,860 common shares at the fair value of $353,408 and 1,487,860 warrants at the fair value of $176,493 pursuant to the promissory notes.

12.	SUBSEQUENT EVENTS:

Subsequent to April 30, 2017:

i)	The Company received an aggregate of $250,000 of Third Promissory Notes; and,

ii)	On July 10, 2017, the Company issued 112,433 bonus shares to the Lender pursuant to the terms of the Third Promissory Notes (Note 5).

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures.

We carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of April 30, 2017 (the “Evaluation Date”). This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the Evaluation Date.

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

Changes in Internal Control Over Financial Reporting

As of the Evaluation Date, there were no changes in our internal control over financial reporting that occurred during the fiscal year ended April 30, 2017 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B.  Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth the name and positions of our executive officers and directors as of the date hereof.

Name	Age	Positions
Thomas M. Conway	60	Chief Executive Officer, President, and Director
Matthew Anderson	34	Chief Financial Officer
Allen L. Ball	72	Director
W. Barry Girling	57	Director
Gary Childress	69	Director
Wayne Moorhouse	53	Director
John Theobald	60	Director

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

Matthew Anderson has been our Chief Financial Officer since July 2011. Mr. Anderson holds a Bachelor of Commerce degree from McGill University and obtained his Chartered Accountant designation in 2008 while articling at a large accounting firm. Matt is a Senior Consultant with Malaspina Consultants Inc., a private company that provides accounting and administrative infrastructure to junior public companies. He has worked with Malaspina Consultants Inc. since July 2009.  He serves or has served as CFO of several junior public companies including VirtualArmour International Inc., Claren Energy Ltd., EFLO Energy, Inc., Wolfpack Gold Corp., Search Minerals Inc., Tigris Uranium Corp. and Explorator Resources Inc.

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

W. Barry Girling has been a director since March 2002. Mr. Girling has been active in various aspects of mineral exploration since 1977. He couples his geological understanding with a B.Com. (Finance) degree to provide consulting services to a number of TSX Venture Exchange companies. He has strong capital markets experience gained as a founder and director of Foundation Resources Inc. and Search Minerals Inc and was a director of Roxgold Inc. from August 2006 through September 2102 completed the re-organization of Roxgold Inc. and the acquisition of its Burkina Faso gold properties. Aside from I-Minerals Inc., Mr. Girling was from November 2012 President and CEO of Birch Hill Gold Corporation until it amalgamated with Canoe Mining Ventures in June of 2014, Kiska Metals Inc. until March 2017 and continues to serve as a director of Zinc One Resources Inc., Silver One Resources Inc. and Broome Capital Inc.

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

Other Significant Employees

We have three significant employees as follows:

A. Lamar Long has been our Project Manager since January 26, 2011. Mr. Long coordinated the Kelly's Basin feasibility study with our principal geological consultant and overseas all geological developments, including the design of the Primary Clay deposits prefeasibility study. Prior to being promoted to Project Manager in January 2011, Mr. Long served as Exploration Manager beginning August 2002. Prior to joining us, Mr. Long spent 13 years as the Exploration Manager, Industrial Minerals for Hecla Mining Corporation where he developed, planned and managed all exploration programs for industrial minerals. Earlier in his career Lamar was a Project Geologist for J.M. Huber Corporation for 7 years where he managed industrial minerals projects including a regional exploration program for kaolin in Georgia and South Carolina.

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

Linda A. Koep has been our Market Development Manager since September 2003. Ms Koep oversees the marketing and sales of all mineral products from both deposits. She has eighteen years’ experience in the mining industry including mineral markets and mergers and acquisitions. Ms. Koep develops mineral markets and potential sales, analyzes transportation opportunities, and plans strategy for implementing the company's entry as a producer of industrial minerals. In addition, Ms. Koep is a member of Gonzaga University faculty in Spokane, Washington.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than ten percent of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Based on our review of the copies of such forms received by it, we believe that during the fiscal year ended April 30, 2017 all such filing requirements were complied with other than the following.

Name and Principal Position	Number of Late Insider Reports	Transactions Not Timely Reported	Known Failures to File a Required Form
Alan L. Ball Director and 10% Holder	One	None	None
BV Natural Resources LLC 10% Holder	One	None	None
Cortney Liddard Officer of 10% Holder	None	None	None

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

SUMMARY COMPENSATION TABLE
Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(3)	Non-Equity Incentive Plan Compen-sation ($)	Nonqualified Deferred Compen-sation Earnings ($)	All Other Compen-sation ($)	Total ($)
Thomas M. Conway(1) President, CEO & Director	2017	150,000	0	0	11,047	0	0	9,255	170,302
	2016	150,000	0	0	0	0	0	8,963	158,963
Matthew Anderson(2) CFO	2017	23,759	0	0	0	0	0	0	23,759
	2016	23,557	0	0	0	0	0	0	23,557
Notes:
(1)	Mr. Conway is compensated pursuant to the terms of his amended employment agreement dated April 1, 2013, pursuant to which he is paid a salary of $12,500 per month.
(2)	Mr. Anderson is compensated pursuant to the terms of his consulting agreement dated October 1, 2011, pursuant to which he is paid an hourly rate. Mr. Anderson’s consulting agreement may be terminated on sixty days’ written notice.
(3)	The determination of non-cash value of option awards is based upon the grant date fair value determined using the Black-Scholes Option pricing model.

Outstanding Equity Awards At Fiscal Year End

The following table provides information concerning unexercised options for each of our named executive officers, as that term is defined in Item 402(m)(2) of Regulation S-K as of our fiscal year end of April 30, 2017.

Name and Principal Position	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price (CAD$)	Option Expiration Date
THOMAS M. CONWAY (1) Chief Executive Officer, President and Director	150,000 400,000	- -	- -	0.40 0.10	12/01/2015 07/30/2018
	130,000	130,000	-	0.15	07/30/2018
	-	300,000	-	0.25	07/30/2018
	300,000	-	-	0.25	01/29/2020
MATTHEW ANDERSON Chief Financial Officer	150,000	-	-	0.10	07/30/2018
	100,000	-	-	0.25	01/29/2020

(1)	During the year ended April 30, 2014, pursuant to an employment agreement, Mr. Conway was granted 810,000 options as follows: 250,000 exercisable at CAD$0.10 upon the completion of certain events in connection with the Helmer-Bovill property including a pre-feasibility study and permitting, 260,000 exercisable at CAD$0.15 upon the completion of events including the completion of a feasibility study, obtaining additional financing or arranging a joint venture partner, 300,000 options exercisable at CAD$0.25 upon the completion of events including completion of a plant and commercial viability. All of the options awarded in connection with this employment agreement expire on July 30, 2018.

Exercise prices are determined based on the trading price on the TSX Venture Exchange at the date of grant and based on the judgment of the Board of Directors.  No options are granted at a discount to the trading price.

Director Compensation

The following table sets forth the compensation paid to our directors during our April 30, 2016 fiscal year, other than directors who were also named executive officers as that term is defined in Item 402(m)(2). Compensation paid to directors who were also named executive officers during our April 30, 2017 fiscal year is set out in the tables above.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Allen L. Ball	-	-	-	-	-	-	-
W. Barry Girling(1)	-	-	-	-	-	96,000	96,000
Gary Childress	-	-	-	-	-	-	-
Wayne Moorhouse(2)	2,911	-	-	-	-	-	2,911
John Theobald	54,124	-	49,601	-	-	-	103,725
Notes:
(1)	Management and consulting fees of $96,000 were charged by RJG Capital Corporation, a wholly-owned company of Mr. Girling.
(2)	Mr. Moorhouse is compensated at a rate of CAD$1,000 per quarter for acting as Chair of the Audit Committee.
(3)	The determination of non-cash value of option awards is based upon the grant date fair value determined using the Black-Scholes Option pricing model.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information concerning the number of common shares owned beneficially as of July 27, 2017 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors, (iii) each of our named executive officers; and (iv) officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Common Shares(1)
Directors and Officers
Common Shares	THOMAS M. CONWAY Chief Executive Officer, President and Director	1,000,000 Common Shares(2) Direct	1.1%
Common Shares	MATTHEW ANDERSON Chief Financial Officer	250,000 Common Shares(3) Direct	0.3%
Common Shares	ALLEN L. BALL Director	37,186,007 Common Shares(4) Direct	40.1%
Common Shares	W. BARRY GIRLING Director	1,748,507 Common Shares(5) Direct	1.9%
Common Shares	GARY CHILDRESS Director	300,000 Common Shares(6) Direct	0.3%
Common Shares	WAYNE MOORHOUSE Director	300,000 Common Shares(7) Direct	0.3%
Common Shares	JOHN THEOBALD Director	300,000 Common Shares(8) Direct	0.3%
	All Officers and Directors as a Group (6 persons)	41,084,514 Common Shares	44.4%
5% Shareholders
Common Shares	ALLEN L. BALL 6465 South 5th West, Idaho Falls, Idaho 83404	37,186,007(4) Common Shares Direct	40.1%
Notes:
(1)	(1) Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of our shares actually outstanding on July 27, 2017. As of July 27, 2017, there were 89,484,792 common shares issued and outstanding.
(2)	The number of shares listed as beneficially owned by Mr. Conway consists of: (i) 170,000 common shares; (ii) an option to purchase 400,000 common shares at a price of CAD$0.10 per share until July 30, 2018; (iii) an option to purchase 300,000 common shares at a price of CAD$0.25 per share until January 29, 2020; and (iv) an option to purchase 130,000 common shares at a price of CAD$0.15 per share until July 30, 2018. We have not included Mr. Conway’s following options that are not expected to vest in the next 60 days including: (i) an option to purchase 130,000 common shares at a price of CAD$0.15 per share until July 30, 2018; and (ii) an option to purchase 300,000 common shares at a price of CAD$0.25 per share until July 30, 2018.
(3)	The number of shares listed as beneficially owned by Mr. Anderson consists of (i) an option to purchase 150,000 common shares at a price of CAD$0.10 per share until July 30, 2018 and (ii) an option to purchase 100,000 common shares at a price of CAD$0.25 per share until January 29, 2020.

(4)	The number of shares listed as beneficially owned by Mr. Ball consists of: (i) 125,500 common shares held directly by Mr. Ball, (ii) 33,886,231 common shares held by BV Naturally Resources LLC; (iii) an option to purchase 150,000 common shares at a price of CAD$0.10 per share until July 30, 2018 held directly by Mr. Ball; (vi) an option to purchase 200,000 common shares at a price of CAD$0.25 per share until January 29, 2020 held directly by Mr. Ball; and (vii) 2,824,276 share purchase warrants exercisable at prices from CAD$0.22 to CAD$0.54 per share until December 31, 2018 held by BV Lending, LLC.
(5)	The number of shares listed as beneficially owned by Mr. Girling consists of: (i) 1,298,507 common shares; (ii) an option to purchase 150,000 common shares at a price of CAD$0.10 per share until July 30, 2018; and (iii) an option to purchase 300,000 common shares at a price of CAD$0.25 per share until January 29, 2020.
(6)	The number of shares listed as beneficially owned by Mr. Childress consists of (i) an option to purchase 150,000 common shares at a price of CAD$0.25 per share until November 19, 2018; and (ii) an option to purchase 150,000 common shares at a price of CAD$0.25 per share until January 29, 2020.
(7)	The number of shares listed as beneficially owned by Mr. Moorhouse consists of (i) an option to purchase 150,000 common shares at a price of CAD$0.25 per share until January 8, 2019 and (ii) an option to purchase 150,000 common shares at a price of CAD$0.25 per share until January 29, 2020.
(8)	The number of shares listed as beneficially owned by Mr. Theobald consists of (i) an option to purchase 300,000 common shares at a price of CAD$0.30 per share until July 21, 2021.

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

Compensation Arrangements

During the year ended April 30, 2017, management and consulting fees of $96,185 (2016 - $96,002) were charged by RJG Capital Corporation, a wholly-owned company of W. Barry Girling, Director. Wayne Moorhouse, Director, charged $2,911 (2016 - $3,093) in management and consulting fees.  A further $150,000 (2016 - $150,000) in salary was earned by Thomas M. Conway, CEO, and is included with mineral property exploration costs.  $23,759 (2016 - $23,557) was charged by Malaspina Consultants Inc. for the services of Matt Anderson, CFO, and are included in professional fees.  John Theobald, Director, charged $54,124 (2016 - $nil) in mineral property expenditures.  See “Executive Compensation – Summary Compensation Table” and “Executive Compensation – Director Compensation”.

Indebtedness

As at April 30, 2017, we recorded accounts payable and accrued liabilities of $197,954 (2016 - $189,501) in connection with amounts owed to our directors, an officer and a former director.  At April 30, 2017, we owed Wayne Moorhouse, Director, $1,465, Tom Conway, CEO and Director, $1,668, Erimus Management Ltd, a company controlled by John Theobald, Director, $19,821 and Ball Ventures, LLC, a company controlled by Allen L. Ball, $175,000.  At April 30, 2016, we owed Wayne Moorhouse, Director, $3,923, Tom Conway, CEO and Director, $2,178, RJG Capital Corporation, a company controlled by Barry Girling, $8,400 and Ball Ventures, LLC, a company controlled by Allen L. Ball, $175,000.  All amounts are non- interest bearing, unsecured, and due on demand.

Loan Agreements with Directors

On September 13, 2013, January 27, 2014 and December 4, 2014, the Company entered into agreements with BV Lending LLC, a company controlled by Allen L. Ball, a director of our Company (the “Lender”) pursuant to which $5,787,280 was advanced to the Company in tranches (the “First Promissory Notes”).  The First Promissory Notes were to mature as to $3,000,000 on December 2, 2016 and the balance due on December 31, 2016.

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

During the year ended April 30, 2017, the Company received $1,815,000 in advances pursuant to the Third Promissory Notes and the final $200,000 in advances pursuant to the Second Promissory Notes.

Certain conditions may result in early repayment including immediate repayment in the event a person currently not related to the Company acquires more than 40% of the outstanding common shares of the Company.  Debt issuance costs will be amortized over the estimated maturity life of the promissory notes.

The promissory notes bear interest at the rate of 12% per annum and during the year ended April 30, 2017, the Company recorded interest of $1,576,365 (2016 - $1,161,339).  Interest is payable semi-annually as calculated on May 31st and November 30th of each year.  Interest is to be paid either in cash, in common shares or deemed an advance of principal at the option of the Lender.  As part of the Third Promissory Notes agreement dated June 1, 2016, interest payable of $640,130 was transferred to the promissory notes balance as a deemed advance.  This balance transferred was not subject to bonus shares or bonus warrants.  The $640,130 of interest was for the period from December 1, 2015 to May 31, 2016.  The lender elected to have interest payable from June 1, 2016 to November 30, 2016 of $759,247 deemed an advance (not subject to bonus shares or bonus warrants).

In July 2015, the Company settled $395,665 of interest payable on the promissory notes by the issuance of 2,267,685 common shares at the fair value of $427,177 based on their quoted market price at the date of issuance. Accordingly, the Company recorded a loss on settlement of liabilities of $31,512. The interest settled was for the period from December 1, 2014 to May 31, 2015. In December 2015, the Company settled $556,433 of interest payable by the issuance of 2,948,431 common shares at the fair value of $536,541. The Company recorded an increase in additional paid-in capital on extinguishment of debt of $19,892. The interest settled was for the period from June 1, 2015 to November 30, 2015.

The Company and the Lender agreed that the Lender is to receive bonus shares equal to 7.5% of each loan tranche advanced under the Second Promissory Notes and Third Promissory Notes divided by the Company’s common share market price.  In addition, the Company will issue the Lender an equal number of share purchase warrants for each loan tranche advanced.  Each bonus share purchase warrant will entitle the Lender to purchase one common share of the Company at a price equal to the greater of (a) the market price of the Company’s common shares on the date of the advance and (b) the volume weighted average price of the Company’s common shares over the twenty trading days immediately prior to the date of the advance.  The bonus share purchase warrants expire on the earlier of (a) December 31, 2018 and (b) the date the advance has been repaid in full, including interest.  Advances received under the First Promissory Notes had the same terms other than the number of bonus shares and bonus share purchase warrants being based on 6% of each loan tranche advanced and the bonus share purchase warrants were to expire on December 1, 2016.

During the year ended April 30, 2017, the Company issued 852,562 bonus shares to the Lender at the fair value of $200,756, based on their quoted market price at the date the advances were received, including 349,325 shares having a fair value of $81,112 that the Company had committed to issue as at April 30, 2016.  At April 30, 2017, the Company was committed to issuing an additional 88,089 bonus shares to the Lender at the fair value of $29,625.  The fair value of the bonus shares was determined by reference to the trading price of the Company’s common shares on the date the advances were received.

During the year ended April 30, 2016, the Company issued 1,832,108 bonus shares to the Lender at the fair value of $409,031, based on their quoted market price at the date the advances were received, including 693,573 shares having a fair value of $136,735 that the Company had committed to issue as at April 30, 2015.

The fair value of 622,569 bonus share purchase warrants committed to be issued (based on advances received during the period) during the year ended April 30, 2017 of $65,711 was estimated using the Black-Scholes option pricing model with the following weighted average assumptions: stock price – CAD$0.315; exercise price – CAD$0.320; expected risk-free interest rate – 1.15%; expected life – 2.32 years; expected volatility – 78% and expected dividend rate – 0%.

The aggregate finance fees (bonus shares and bonus warrants) are recorded against the promissory notes balance and are being amortized to the Statement of Loss over the life of the promissory notes using the effective interest method.  The accretion expense in respect of the debt discount recorded on the issuance of bonus shares and warrants totalled $489,646 for the year ended April 30, 2017 (2016 - $372,266).  The unamortized debt discount as at April 30, 2017 is $310,693 (2016 – $585,359).

The promissory notes are collateralized by the Company’s Helmer-Bovill Property.

Subsequent to April 30, 2017, the Company received $250,000 in advances pursuant to the Third Promissory Notes.

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

The following table sets forth the aggregate fees paid or accrued for professional services rendered by BDO for the audit of our annual financial statements for the years ended April 30, 2017 and 2016, and the aggregate fees billed for audit-related services and all other services rendered by BDO for those years.

	2017 $	2016 $

Audit fees	80,389	72,994
Tax fees	6,862	6,486
Other	-	6,258

Total	87,251	85,738

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

I-MINERALS INC.

Date:	July 27, 2017	By:	/s/ Thomas M. Conway
THOMAS M. CONWAY
Chief Executive Officer and President
(Principal Executive Officer)

Date:	July 27, 2017	By:	/s/ Matthew Anderson
MATTHEW ANDERSON
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	July 27, 2017	By:	/s/ Thomas M. Conway
THOMAS M. CONWAY
Chief Executive Officer, President and Director

Date:	July 27, 2017	By:	/s/ Allen L. Ball
ALLEN L. BALL
Director

Date:	July 27, 2017	By:	/s/ W. Barry Girling
W. BARRY GIRLING
Director

Date:	July 27, 2017	By:	/s/ Gary Childress
GARY CHILDRESS
Director

Date:	July 27, 2017	By:	/s/ Wayne Moorhouse
WAYNE MOORHOUSE
Director

Date:	July 27, 2017	By:	/s/ John Theobald
JOHN THEOBALD
Director