Form 10-Q
period 2017-07-31
I-Minerals Inc
filed 2017-09-14
CIK 1405663

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: July 31, 2017

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
(Address of principal executive offices) (Zip Code)

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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
(Do not check if a smaller reporting company)		Emerging growth company	[X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  [  ]

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes [  ] No [X]

As of September 13, 2017, the registrant had 89,484,792 outstanding shares of common stock.

I-Minerals Inc.
INDEX

PART I – FINANCIAL INFORMATION

I-Minerals Inc.

Condensed Consolidated Financial Statements
For the three months ended July 31, 2017
(Unaudited - Expressed in US dollars)

I-Minerals Inc. Condensed Consolidated Balance Sheets
(Unaudited - Expressed in US dollars)

	Notes	July 31, 2017 $	April 30, 2017 $
ASSETS
Current assets
Cash		45,193	287,282
Receivables		8,889	7,169
Prepaids		59,814	65,259
		113,896	359,710

Equipment		10,219	9,090
Mineral property interest	3	485,813	305,850
Deposits		14,932	14,932

TOTAL ASSETS		624,860	689,582

LIABILITIES
Current liabilities
Accounts payable and accrued liabilities	4,8	844,656	1,168,606
Promissory notes	5	15,373,956	14,147,964
Derivative liabilities	2,6,7	770,786	1,188,937
		16,989,398	16,505,507

Promissory notes	5	184,813	165,208
TOTAL LIABILITIES		17,174,211	16,670,715

CAPITAL DEFICIT
Capital Stock
Authorized:
Unlimited common shares with no par value
Issued and fully paid: 89,484,792 (April 30, 2017 - 89,372,359)	7	18,697,493	18,658,118
Additional paid-in capital		1,925,415	1,948,384
Commitment to issue shares	5	9,000	29,625
Deficit		(37,181,259)	(36,617,260)
TOTAL CAPITAL DEFICIT		(16,549,351)	(15,981,133)

TOTAL LIABILITIES AND CAPITAL DEFICIT		624,860	689,582

On behalf of the Board

“Thomas M. Conway”	Director	“W. Barry Girling”	Director

The accompanying notes are an integral part of these condensed consolidated financial statements.

I-Minerals Inc. Condensed Consolidated Statements of Loss For the three months ended July 31, 2017 and 2016
(Unaudited - Expressed in US dollars)

	Notes	2017 $	2016 $

OPERATING EXPENSES
Amortization		803	599
Management and consulting fees	7,8	34,731	113,653
Mineral property expenditures	8	118,212	291,509
General and miscellaneous		136,924	235,879
Professional fees		95,615	99,236

		(386,285)	(740,876)
OTHER (EXPENSE) INCOME
Foreign exchange loss		(18,637)	(915)
Accretion expense	5	(150,925)	(125,117)
Interest expense	5	(463,296)	(354,752)
Change in fair value of derivative liabilities	2,6,7	455,144	(173,334)

LOSS FOR THE PERIOD		(563,999)	(1,394,994)

Loss per share – basic and diluted		(0.01)	(0.02)

Weighted average number of shares outstanding		89,398,956	86,818,952

I-Minerals Inc. Condensed Consolidated Statements of Cash Flows For the three months ended July 31, 2017 and 2016
(Unaudited - Expressed in US dollars)

	2017 $	2016 $
OPERATING ACTIVITIES
Loss for the year	(563,999)	(1,394,994)
Items not involving cash:
Amortization	803	599
Stock-based compensation	9,829	72,169
Loss on settlement of liabilities	-	-
Accretion expense	150,925	125,117
Change in fair value of derivative liabilities	(455,144)	173,334
Unrealized foreign exchange loss	16,950	-
Change in non-cash operating working capital items:
Receivables	(1,720)	12,679
Prepaids	5,445	1,680
Accounts payable and accrued liabilities	526,717	316,992

Cash flows used in operating activities	(310,194)	(692,424)

INVESTING ACTIVITIES
Additions to mineral property interest	(179,963)	-
Purchase of equipment	(1,932)	-

Cash flows used in investing activities	(181,895)	-

FINANCING ACTIVITIES
Proceeds from exercise of stock options and warrants	-	167,736
Promissory notes received	250,000	800,000

Cash flows from financing activities	250,000	967,736

INCREASE (DECREASE) IN CASH	(242,089)	275,312

CASH, BEGINNING OF THE PERIOD	287,282	128,353

CASH, END OF THE PERIOD	45,193	403,665

SUPPLEMENTAL CASH FLOW INFORMATION (Note 10)

Interest paid	-	-
Taxes paid	-	-

I-Minerals Inc. Condensed Consolidated Statements of Capital Deficit For the three months ended July 31, 2017
(Unaudited - Expressed in US dollars)

	Number of Shares #	Amount $	Commitment to Issue Shares $	Additional Paid-in Capital $	Accumulated Deficit $	Total Capital Deficit $

Balance at April 30, 2017	89,372,359	18,658,118	29,625	1,948,384	(36,617,260)	(15,981,133)

Issued during the period:
Shares issued as a debt discount	112,433	39,375	(29,625)	-	-	9,750
Shares issuable as a debt discount	-	-	9,000	-	-	9,000
Share-based payments – vesting	-	-	-	9,829	-	9,829
Reallocation of vested options to liabilities	-	-	-	(32,798)	-	(32,798)
Loss for the period	-	-	-	-	(563,999)	(563,999)

Balance at July 31, 2017	89,484,792	18,697,493	9,000	1,925,415	(37,181,259)	(16,549,351)

I-Minerals Inc. Notes to the Condensed Consolidated Financial Statements For the three months ended July 31, 2017 and 2016
(Unaudited - Expressed in US dollars except where otherwise indicated)

1.	NATURE OF BUSINESS AND BASIS OF PRESENTATION AND LIQUIDITY:

I-Minerals Inc. (the “Company”) was incorporated under the laws of British Columbia, Canada, in 1984. The Company is listed for trading on the TSX Venture Exchange under the symbol “IMA” and the OTCQX marketplace under the symbol “IMAHF”.

The Company’s principal business is the development of the Helmer-Bovill industrial mineral property (“the Property”) located in Latah County, Idaho. Since inception, the Company has been in the exploration stage but moved into the development stage in fiscal 2018. The Helmer-Bovill property is comprised of eleven mineral leases that host potentially economic deposits of feldspar, quartz and kaolinitic clays, primarily kaolinite and halloysite.

Basis of Presentation and Liquidity

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information as well as Article 10 of Regulation S-X on the basis that the Company will continue as a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for the next year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At July 31, 2017, the Company had not yet achieved profitable operations, had an accumulated deficit of $37,181,259 since inception and expects to incur further losses in the development of its business, all of which casts substantial doubt upon the Company’s ability to continue as a going concern and, therefore, that it may be unable to realize its assets and discharge its liabilities in the normal course of business.

The financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of our management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included. Operating results for the three months ended July 31, 2017 are not necessarily indicative of the results that may be expected for the full year ending April 30, 2018. All amounts presented are in US dollars except where otherwise indicated. For further information refer to the financial statements and footnotes thereto for the year ended April 30, 2017 included in the Company’s Annual Report on Form 10-K filed on July 27, 2017.

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

Mineral Property and Exploration Costs

Costs related to the development of our mineral reserves are capitalized when it has been determined an ore body can be economically developed. The development stage begins when an ore body is determined to be economically recoverable based on proven and probable reserves and appropriate permits are in place, and ends when the production stage or exploitation of reserves begins. Major mine development expenditures are capitalized, including primary development costs such as costs of building access ways, tailings impoundment, development of water supply and infrastructure developments.

I-Minerals Inc. Notes to the Condensed Consolidated Financial Statements For the three months ended July 31, 2017 and 2016
(Unaudited - Expressed in US dollars except where otherwise indicated)

Exploration costs include those relating to activities carried out (a) in search of previously unidentified mineral deposits, or (b) at undeveloped concessions. Pre-development activities involve costs incurred in the exploration stage that may ultimately benefit production that are expensed due to the lack of evidence of economic development, which is necessary to demonstrate future recoverability of these expenses. Secondary development costs are incurred for preparation of an ore body for production in a specific ore block or work area, providing a relatively short-lived benefit only to the mine area they relate to, and not to the ore body as a whole.

Drilling and related costs are either classified as exploration or secondary development, as defined above, and charged to operations as incurred, or capitalized, based on the following criteria:

  Whether the costs are incurred to further define mineralization at and adjacent to existing reserve areas or intended to assist with mine planning within a reserve area;
  Whether the drilling costs relate to an ore body that has been determined to be commercially mineable, and a decision has been made to put the ore body into commercial production; and
  Whether, at the time that the cost is incurred, the expenditure: (a) embodies a probable future benefit that involves a capacity, singly or in combination, with other assets to contribute directly or indirectly to future net cash inflows, (b) we can obtain the benefit and control others’ access to it, and (c) the transaction or event giving rise to our right to or control of the benefit has already occurred.

If all of these criteria are met, drilling and related costs are capitalized. Drilling costs not meeting all of these criteria are expensed as incurred. The following factors are considered in determining whether or not the criteria listed above have been met, and capitalization of drilling costs is appropriate:

  Completion of a favourable economic study and mine plan for the ore body targeted;
  Authorization of development of the ore body by management and/or the Board of Directors; and
  All permitting and/or contractual requirements necessary for us to have the right to or control of the future benefit from the targeted ore body have been met.

Once production has commenced, capitalized costs will be depleted using the units-of-production method over the estimated life of the proven and probable reserves. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to the Consolidated Statements of Loss in that period.

We assess the carrying cost of our mineral properties for impairment whenever information or circumstances indicate the potential for impairment. Such evaluations compare estimated future net cash flows with our carrying costs and future obligations on an undiscounted basis. If it is determined that the future undiscounted cash flows are less than the carrying value of the property, a write down to the estimated fair value is charged to the Consolidated Statements of Loss for the period. Where estimates of future net cash flows are not available and where other conditions suggest impairment, management assesses if the carrying value can be recovered.

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

I-Minerals Inc. Notes to the Condensed Consolidated Financial Statements For the three months ended July 31, 2017 and 2016
(Unaudited - Expressed in US dollars except where otherwise indicated)

The Company’s promissory notes are based on Level 2 inputs in the ASC 820 fair value hierarchy. The Company calculated the fair value of these instruments by discounting future cash flows using rates representative of current borrowing rates. At July 31, 2017, the promissory notes had a fair value of $15,552,183 (April 30, 2017 – $13,781,276).

The Company had certain Level 3 liabilities required to be recorded at fair value on a recurring basis in accordance with US GAAP as at July 31, 2017 and April 30, 2017. As at July 31, 2017, the Company’s Level 3 liabilities consisted of the warrants issued in connection with the Company’s offering of equity units in a private placement and warrants issued as financing fees as well as the grant of share purchase options to non-employees.

The resulting Level 3 liabilities have no active market and are required to be measured at their fair value each reporting period based on information that is unobservable.

A summary of the Company’s Level 3 liabilities for the three months ended July 31, 2017 and 2016 is as follows:

	2017 $	2016 $

Warrants (Note 6)

Beginning fair value	742,583	326,595
Issuance	4,195	27,750
Change in fair value	(306,893)	111,311
Ending fair value	439,885	465,656

Non-employee options (Note 7(c))

Beginning fair value	446,354	189,207
Fair value of options granted	-	-
Fair value of options on vesting	32,798	-
Change in fair value	(148,251)	62,023
Ending fair value	330,901	251,230

Total Level 3 liabilities	770,786	716,886

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment). There were no assets or liabilities measured at fair value on a nonrecurring basis during the periods ended July 31, 2017 and 2016.

Earnings (Loss) Per Share

The basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. For the three months ended July 31, 2017, loss per share excludes 10,992,130 (2016 – 12,524,012) potentially dilutive common shares (related to outstanding options and warrants as well as shares committed to be issued pursuant to the Third Promissory Notes) as their effect was anti-dilutive.

3.	MINERAL PROPERTY INTEREST:

Helmer-Bovill Property – Latah County, Idaho

I-Minerals Inc. Notes to the Condensed Consolidated Financial Statements For the three months ended July 31, 2017 and 2016
(Unaudited - Expressed in US dollars except where otherwise indicated)

In May 2017, the Idaho Department of Lands accepted our operation and reclamation plan.  Together with a water rights permit from the Idaho Department of Water Resources, we are able to proceed with development and construction of the mine, subject to obtaining sufficient financing.  As a result, Management made the decision to begin capitalizing all development expenditures directly related to the Helmer-Bovill Property.

$

Balance at April 30, 2017	305,850

Engineering and consulting	90,028
Metallurgy	74,226
Permitting and environmental	6,000
Other direct costs	9,709
179,963

Balance at July 31, 2017	485,813

The Company has an undivided 100% interest in 11 State of Idaho mineral leases. The State of Idaho mineral leases are subject to a 5% production royalty on gross sales.

4.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES:

	July 31, 2017 $	April 30, 2017 $

Trade payables	327,118	265,116
Amounts due to related parties (Note 8)	198,844	197,954
Interest payable on promissory notes (Note 5)	318,694	705,536

Total accounts payable and accrued liabilities	844,656	1,168,606

5.	PROMISSORY NOTES:

	July 31, 2017 $	April 30, 2017 $

Third promissory notes	15,373,956	14,147,964
Fourth promissory notes	184,813	165,208

Total promissory notes	15,558,769	14,313,172

Current	15,373,956	14,147,964
Non-current	184,813	165,208

Third Promissory Notes

Effective August 31, 2016, the Company entered into an agreement (dated June 1, 2016) with a company controlled by a director of the Company (the “Lender”) pursuant to which up to an additional $2,965,000 will be advanced to the Company in tranches (the “Third Promissory Notes”). In addition, the First Promissory Notes and the Second Promissory Notes were amended and combined with the Third Promissory Notes with a modified maturity date of December 2, 2017. All other terms of the First Promissory Notes and the Second Promissory Notes remained unchanged.

I-Minerals Inc. Notes to the Condensed Consolidated Financial Statements For the three months ended July 31, 2017 and 2016
(Unaudited - Expressed in US dollars except where otherwise indicated)

During the year ended April 30, 2017, the Company received $1,815,000 in advances pursuant to the Third Promissory Notes. During the three months ended July 31, 2017, the Company received $250,000 in advances. Subsequent to July 31, 2017, the Company received $300,000 in advances.

The following table outlines the estimated cash payments required in order to repay the principal balance of the Third Promissory Notes:

2018 $	2019 $	2020 $	2021 $	2022 $	Total $
15,559,324	-	-	-	-	15,559,324

Certain conditions may result in early repayment including immediate repayment in the event a person currently not related to the Company acquires more than 40% of the outstanding common shares of the Company. Debt issuance costs will be amortized over the estimated maturity life of the promissory notes.

The promissory notes bear interest at the rate of 12% per annum and during the three months ended July 31, 2017, the Company recorded interest of $457,567 (2016 - $354,752). Interest is payable semi-annually as calculated on May 31st and November 30th of each year. Interest is to be paid either in cash, in common shares or deemed an advance of principal at the option of the Lender. The lender elected to have interest payable from December 1, 2016 to May 31, 2017 of $850,667 deemed an advance (not subject to bonus shares or bonus warrants).

The Company and the Lender agreed that the Lender is to receive bonus shares equal to 7.5% of each loan tranche advanced under the Third Promissory Notes divided by the Company’s common share market price. In addition, the Company will issue the Lender an equal number of share purchase warrants for each loan tranche advanced. Each bonus share purchase warrant will entitle the Lender to purchase one common share of the Company at a price equal to the greater of (a) the market price of the Company’s common shares on the date of the advance and (b) the volume weighted average price of the Company’s common shares over the twenty trading days immediately prior to the date of the advance. The bonus share purchase warrants expire on the earlier of (a) December 31, 2018 and (b) the date the advance has been repaid in full, including interest.

During the three months ended July 31, 2017, the Company issued 112,433 bonus shares to the Lender at the fair value of $39,375, based on their quoted market price at the date the advances were received, including 88,089 shares having a fair value of $29,625 that the Company had committed to issue as at April 30, 2017. At July 31, 2017, the Company was committed to issuing an additional 31,427 bonus shares to the Lender at the fair value of $9,000. The fair value of the bonus shares was determined by reference to the trading price of the Company’s common shares on the date the advances were received.

The fair value of 55,771 bonus share purchase warrants committed to be issued (based on advances received during the period) during the three months ended July 31, 2017 of $4,195 was estimated using the Black-Scholes option pricing model with the following weighted average assumptions: stock price – CAD$0.444; exercise price – CAD$0.503; expected risk-free interest rate – 1.15%; expected life – 1.52 years; expected volatility – 53% and expected dividend rate – 0%.

The aggregate finance fees (bonus shares and bonus warrants) are recorded against the promissory notes balance and are being amortized to the Statement of Loss over the life of the promissory notes using the effective interest method. The accretion expense in respect of the debt discount recorded on the issuance of bonus shares and warrants totalled $148,270 for the three months ended July 31, 2017 (2016 - $125,117). The unamortized debt discount as at July 31, 2017 is $185,368 (April 30, 2017 – $310,693).

The promissory notes are collateralized by the Company’s Helmer-Bovill Property.

I-Minerals Inc. Notes to the Condensed Consolidated Financial Statements For the three months ended July 31, 2017 and 2016
(Unaudited - Expressed in US dollars except where otherwise indicated)

Fourth Promissory Notes

On March 13, 2017, the Company entered into a loan agreement with an arm’s-length lender pursuant to which CAD$250,000 ($186,846) was advanced to the Company (the “Fourth Promissory Notes”). As at July 31, 2017, the balance of the Fourth Promissory Notes was CAD$250,000 ($200,100). The loan bears interest at a rate of 12% per annum and during the three months ended July 31, 2017, the Company recorded interest of $5,729. The Fourth Promissory Notes are unsecured and are due on or before December 31, 2018. The Company issued 40,761 bonus shares at the fair value of $14,013 and 40,761 bonus share purchase warrants at the fair value of $4,814.

The aggregate finance fees (bonus shares and bonus warrants) are recorded against the Fourth Promissory Notes balance and are being amortized to the Statement of Loss over the life of the Fourth Promissory Notes using the effective interest method. The accretion expense in respect of the debt discount recorded on the issuance of bonus shares and warrants totalled $2,655 for the three months ended July 31, 2017. The unamortized debt discount as at July 31, 2017 is $15,287 (April 30, 2017 - $17,942).

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

$

Balance, April 30, 2017	742,583

Bonus warrants issuable pursuant to promissory notes (Note 5)	4,195
Change in fair value of warrant derivatives	(306,893)

Balance, July 31, 2017	439,885

Warrant Derivative Liabilities

At July 31, 2017, the Company determined the fair value of Warrant Derivative Liabilities to be $439,885 (April 30, 2017 - $742,583) as estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	July 31, 2017	April 30, 2017

Stock price (CAD$)	0.38	0.48
Exercise price (CAD$)	0.31	0.31
Risk-free interest rate (%)	0.73	1.15
Expected life (years)	1.45	1.70
Expected volatility (%)	51	61
Expected dividends ($)	Nil	Nil

I-Minerals Inc. Notes to the Condensed Consolidated Financial Statements For the three months ended July 31, 2017 and 2016
(Unaudited - Expressed in US dollars except where otherwise indicated)

7.	SHARE CAPITAL:

Common shares

a)	Authorized:

Unlimited number of common shares, without par value.

The holders of common shares are entitled to receive dividends which are declared from time to time, and are entitled to one vote per share at meetings of the Company. All shares are ranked equally with regards to the Company’s residual assets.

b)	Stock transactions:

During the three months ended July 31, 2017, the Company completed the following stock transactions:

i)	On July 11, 2017, the Company issued 112,433 common shares with a fair value of $39,375 including 88,089 common shares having a fair value of $29,625 which the Company had committed to issue at April 30, 2017. The common shares were issued as debt discounts pursuant to the Third Promissory Notes (Note 5).

c)	Stock options:

The Company has granted stock options under the terms of its Stock Option Plan (the “Plan”). The Plan provides that the directors of the Company may grant options to purchase common shares to directors, officers, employees and service providers of the Company on terms that the directors of the Company may determine are within the limitations set forth in the Plan. The maximum number of shares available under the Plan is limited to 10% of the issued common shares. The maximum term of stock options is ten years. All stock options vest on the date of grant, unless otherwise stated. As at July 31, 2017, the Company had 2,393,479 stock options available for grant pursuant to the Plan (April 30, 2017 - 2,382,236).

The Company’s stock options outstanding as at July 31, 2017 and April 30, 2017 and the changes for the periods then ended are as follows:

	Number Outstanding	Weighted Average Exercise Price (in CAD$)

Balance outstanding at April 30, 2017	6,555,000	0.22

Balance outstanding at July 31, 2017	6,555,000	0.22

Balance exercisable at July 31, 2017	5,925,000	0.22

Summary of stock options outstanding at July 31, 2017:

Security	Number Outstanding	Exercise Price (CAD$)	Expiry Date	Remaining Contractual Life (years)

Stock options	1,300,000	0.10	July 30, 2018	1.00
Stock options	260,000	0.15	July 30, 2018	1.00
Stock options	300,000	0.25	July 30, 2018	1.00
Stock options	200,000	0.25	November 19, 2018	1.30
Stock options	150,000	0.25	January 8, 2019	1.44
Stock options	300,000	0.25	May 23, 2019	1.81
Stock options	150,000	0.25	December 16, 2017	0.38
Stock options	1,975,000	0.25	January 29, 2020	2.50
Stock options	200,000	0.25	August 4, 2020	3.01
Stock options	1,000,000	0.25	February 25, 2018	0.57
Stock options	20,000	0.22	May 19, 2018	0.80
Stock options	300,000	0.30	July 21, 2021	3.98
Stock options	400,000	0.30	November 3, 2021	4.26

I-Minerals Inc. Notes to the Condensed Consolidated Financial Statements For the three months ended July 31, 2017 and 2016
(Unaudited - Expressed in US dollars except where otherwise indicated)

Non-Employee Stock Options

In accordance with the guidance of ASC 815-40-15, stock options awarded to non-employees that are fully vested and exercisable in Canadian dollars are required to be accounted for as derivative liabilities because they are considered not to be indexed to the Company’s stock due to their exercise price being denominated in a currency other than the Company’s functional currency. Stock options awarded to non-employees that are not vested are accounted for as equity awards until the terms associated with their vesting requirements have been met. As at July 31, 2017, there were 200,000 (April 30, 2017 – 300,000) non-employee stock option awards that had not yet vested.

The non-employee stock options are accounted for at their respective fair values and are summarized as follows for the three months ended July 31, 2017 and 2016:

	2017 $	2016 $

Fair value of non-employee options, beginning of the period	446,354	189,207
Fair value of options on vesting	32,798	-
Change in fair value of non-employee stock options during the period	(148,251)	62,023

Fair value of non-employee options, end of the period	330,901	251,230

The Company determined the fair value of its non-employee stock options as at July 31, 2017 and April 30, 2017 using the Black-Scholes option pricing model with the following weighted average assumptions:

	July 31, 2017	April 30, 2017

Stock price (CAD$)	0.38	0.48
Exercise price (CAD$)	0.23	0.23
Risk-free interest rate (%)	0.90	0.83
Expected life (years)	1.44	1.56
Expected volatility (%)	58	59
Expected dividends ($)	Nil	Nil

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

As at July 31, 2017, the unamortized compensation cost of options is $60,675 and the intrinsic value of options expected to vest is $740,304 (CAD$924,225).

Share-based payments are classified in the Company’s Statement of Loss during the three months ended July 31, 2017 and 2016 as follows:

I-Minerals Inc. Notes to the Condensed Consolidated Financial Statements For the three months ended July 31, 2017 and 2016
(Unaudited - Expressed in US dollars except where otherwise indicated)

	2017 $	2016 $

Management and consulting fees	9,829	72,169

	9,829	72,169

d)	Share purchase warrants:

A summary of fully-exercisable share purchase warrants as at July 31, 2017 and April 30, 2017 and the changes for the periods then ended are as follows:

	Number Outstanding	Weighted Average Exercise Price (CAD$)

Balance at April 30, 2017	4,349,932	0.31
Issued	55,771	0.50

Balance at July 31, 2017	4,405,703	0.31

Summary of warrants outstanding and issuable at July 31, 2017:

Security	Number Outstanding	Exercise Price ($CAD)	Expiry Date

Warrants	730,848	0.22	December 31, 2018(1)
Warrants	242,545	0.23	December 31, 2018(1)
Warrants	194,344	0.24	December 31, 2018(1)
Warrants	37,203	0.245	December 31, 2018(1)
Warrants	393,058	0.255	December 31, 2018(1)
Warrants	192,206	0.259	December 31, 2018(1)
Warrants	126,843	0.265	December 31, 2018(1)
Warrants	198,750	0.272	December 31, 2018(1)
Warrants	95,781	0.291	December 31, 2018(1)
Warrants	100,373	0.295	December 31, 2018(1)
Warrants	101,095	0.298	December 31, 2018(1)
Warrants	49,294	0.299	December 31, 2018(1)
Warrants	150,246	0.310	December 31, 2018(1)
Warrants	58,496	0.335	December 31, 2018(1)
Warrants	30,139	0.405	December 31, 2018(1)
Warrants	40,761	0.460	December 31, 2018(1)
Warrants	25,621	0.470	December 31, 2018(1)
Warrants	63,756	0.475	December 31, 2018(1)
Warrants	24,344	0.540	December 31, 2018(1)
Warrants	1,550,000	0.40	January 31, 2019

Notes:

(1)	The warrants are exercisable until the earlier of the date disclosed or the date that the promissory note advance, including interest, is repaid (Note 5).

8.	RELATED PARTY TRANSACTIONS:

During the three months ended July 31, 2017, management and consulting fees of $24,000 (2016 - $24,026) were charged by RJG Capital Corporation, a wholly-owned company of W. Barry Girling, Director. Wayne Moorhouse, Director, charged $902 (2016 - $770) in management and consulting fees. $8,076 (2016 - $10,087) was charged by Malaspina Consultants Inc. for the services of Matt Anderson, CFO, and are included in professional fees. John Theobald, Director, charged $29,048 (2016 - $nil) in mineral property expenditures.

I-Minerals Inc. Notes to the Condensed Consolidated Financial Statements For the three months ended July 31, 2017 and 2016
(Unaudited - Expressed in US dollars except where otherwise indicated)

Included in accounts payable and accrued liabilities are amounts owed to directors or officers or companies controlled by them. As at July 31, 2017, the amount was $198,844 (April 30, 2017 – $197,954). All amounts are non-interest bearing, unsecured, and due on demand.

The promissory notes received from a company controlled by a director (Notes 5 and 11) are related party transactions.

9.	SEGMENT DISCLOSURES:

The Company considers its business to comprise a single operating segment being the exploration and development of its resource property. Substantially all of the Company’s long-term assets and operations are located in Latah County, Idaho.

10.	NON-CASH TRANSACTIONS:

Investing and financing activities that affect recognized assets or liabilities but that do not result in cash receipts or cash payments are excluded from the consolidated statements of cash flows. During the three months ended July 31, 2017, the following transactions were excluded from the consolidated statement of cash flows:

a)	The commitment to issue 55,771 common shares at the fair value of $18,750 and 55,771 warrants at the fair value of $4,195 pursuant to the promissory notes.

During the three months ended July 31, 2016, the following transactions were excluded from the consolidated statement of cash flows:

a)	The commitment to issue 269,359 common shares at the fair value of $58,144 and 269,359 warrants at the fair value of $27,750 pursuant to the promissory notes.

11.	SUBSEQUENT EVENTS:

Subsequent to July 31, 2017:

i)	The Company received an aggregate of $300,000 of Third Promissory Notes.

Item 2.  Management’s discussion and analysis of financial condition and results of operations

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report constitute "forward-looking statements.” These statements, identified by words such as “plan,” "anticipate,” "believe,” "estimate,” "should,” "expect" and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. Forward-looking statements involve known and unknown risks, uncertainties, assumptions and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Such factors include, among others, general business, economic, competitive, political and social uncertainties; the actual results of current exploration and development activities; changes in project parameters as plans continue to be refined; changes in labour costs or other costs of production; future mineral prices; equipment or processes to operate as anticipated; accidents, labour disputes and other risks of the mining industry, including but not limited to environmental hazards, cave-ins, pit-wall failures, flooding, rock bursts and other acts of God or unfavourable operating conditions and losses; delays in obtaining governmental approvals or financing or in the completion of development or construction activities, as well as those factors discussed in the section titled "Risk Factors" in our Annual Report on Form 10-K which was filed with the SEC on July 27, 2017.

Forward looking statements are based on a number of material factors and assumptions, including the results of exploration/development and drilling activities, the availability and final receipt of required approvals, licenses and permits, that sufficient working capital is available to complete proposed exploration/development and drilling activities, that contracted parties provide goods and/or services on the agreed time frames, the equipment necessary for exploration/development is available as scheduled and does not incur unforeseen break downs, that no labour shortages or delays are incurred and that no unusual geological or technical problems occur. While we consider these assumptions may be reasonable based on information currently available to it, they may prove to be incorrect. Actual results may vary from such forward-looking information for a variety of reasons, including but not limited to risks and uncertainties disclosed in the section titled “Risk Factors” in our Annual Report on Form 10-K which was filed with the SEC on July 27, 2017.

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

As used in this Quarterly Report, unless the context otherwise requires, “we,” “us,” “our,” the “Company” and “I-Minerals” refers to I-Minerals Inc.  All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

General

We were incorporated under the laws of British Columbia, Canada in 1984. In 2004, we changed our corporate jurisdiction from a British Columbia company to a Canadian corporation.  In December 2011, we amended our articles to change our name from “i-minerals inc.” to “I-Minerals Inc.”

The Company is engaged in the development of our Helmer-Bovill industrial minerals property (the “Helmer-Bovill Property”).  The Helmer-Bovill Property, in which we hold a 100% interest, is comprised of 11 mineral leases totaling 5,140.64 acres located approximately 6 miles southwest of Bovill, Latah County, Idaho.  Since inception, the Company has been in the exploration stage but moved into the development stage in fiscal 2018.

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
    3 year estimated after tax payback.

The full feasibility study was filed on www.sedar.com on April 20, 2016 and is available on the Company’s website. The 2016 FS was prepared by GBM Engineers LLC, Mine Development Associates, HDR Engineering Inc., SRK Consulting (U.S.), Inc. and Tetra Tech. Going forward our focus is to complete the detailed engineering and commence efforts to raise the capital necessary to build the mine.

In May 2017, the Idaho Department of Lands (“IDL”) accepted our operation and reclamation plan.  Together with a water rights permit from the Idaho Department of Water Resources, we are able to proceed with development and construction of the mine, subject to obtaining sufficient financing.  Effective May 1, 2017, the Company entered into the development stage.

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

Outlook

Our focus continues to be the detailed assessment of all our mineral assets and advancing the Bovill Kaolin Project towards production.  The process of producing minerals through pilot plant work includes shipping the unprocessed primary clay to Ginn Mineral Technologies (“GMT”) who undertakes the separation of the sand fraction (quartz and K-spar) from the clay fraction (kaolin and halloysite).  GMT then sends the sand fraction on to Minerals Research Laboratory at North Carolina State University (“MRL”) where MRL separates the K-spar and quartz through flotation.  GMT separates the halloysite and kaolinite into marketable products.

Three bulk samples are currently completed or being processed at both GMT and MRL.  Processing of the first of the three bulk samples is complete.  Processing of the second bulk sample has been completed at GMT and the K-spar float was completed at MRL.  The third bulk sample has been separated at GMT.  The clay fraction was separated into halloysite and metakaolin products.  The halloysite products have been returned to our warehouse in Coeur d’Alene, Idaho.  A small spilt of the kaolin was sent out to test flash calcination, an alternate calcining technique.  Preliminary results are very favorable with indications of the highest quality metakaolin product to date.  Final results are expected before the end of September 2017.  All remaining kaolin currently at GMT will be sent for flash calcination once the final results from the test work are received.

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

Management is very pleased with the product development to date.  Processing of the second bulk sample at MRL has generated the highest K2O grades to date with results consistently in excess of 14% K2O.  Sample requests for halloysite have come from North America, Europe, the Middle East, South America and Asia showing both the scarcity of halloysite in general and the quality of I-Minerals halloysite in particular.  While we currently have inventory of ULTRA HallopureÒ and HalloPureÒ several companies have advanced their halloysite consuming products to near commercialization and have indicated a need for multiple tons of halloysite to complete the commercialization process.  We are currently assessing the logistics and cost of completing an additional large pilot plant to make multiple tons of ULTRA HallopureÒ and HalloPureÒ available to customers in life science, clean tech and plastic / polymer industries.

Based upon opportunities identified in the Charles Rivers report, internal marketing efforts and customer leads generated through the website, strong interest has been generated in all our mineral products with ever increasing interest in the K-spar.  Samples continue to be sent to customers for testing and the response has been very favorable.

Results of Operation

Three months ended July 31, 2017

We recorded a loss of $563,999 ($0.01 per share) for the three months ended July 31, 2017 as compared to a loss of $1,394,994 ($0.02 per share) for the three months ended July 31, 2016.  The decrease in the loss recorded for the three months ended July 31, 2017 as compared to the three months ended July 31, 2016 is the net result of changes to a number of expenses.  Of note are the following items:

  Management and consulting fees of $34,731 (2016 - $113,653) are comprised of fees to manage our Company and stock-based compensation.  The stock-based compensation recognized in the current period was $9,829 (2016 - $72,169).  Approximately 25% of the fees to manage our Company are charged to management and consulting fees and the other 75% is charged to mineral property expenditures and/or capitalized to mineral property interest.
  Mineral property expenditures of $118,212 (2016 - $291,509) are costs incurred on our Helmer-Bovill Property.  The expenditures in the current period are pre-development costs that have been expensed during the period.  The Company also capitalized $179,963 of development costs to the balance sheet during the period.  The main components of capitalized costs during the current period included engineering and consulting ($90,028) and  metallurgy ($74,226).  In May 2017, the Company completed permitting work.  During the current period, the Company continues to optimize the metallurgical processes and detailed engineering.
  General and miscellaneous expenses of $136,924 (2016 - $235,879) are comprised of office and telephone expenses, payroll taxes, medical benefits, insurance premiums, travel expenses, promotional expenses, shareholder communication fees, transfer agent fees and filing fees.  The decrease during the current period was due primarily to a decrease in mineral marketing activities as well as investor relations activities.
  Professional fees of $95,615 (2016 - $99,236) include legal fees, audit fees and financial consulting fees.
  Accretion expense of $150,925 (2016 - $125,117) is the amortization of the fair value of bonus shares and bonus warrants issued to the lender of the promissory notes.  The bonus shares and bonus warrants are amortized over the life of the promissory notes.
  Interest expense of $463,296 (2016 - $354,752) is from promissory notes that bear interest at a rate of 12% per year.  Interest increased as additional funds were advanced.
  We recorded a gain on change in fair value of derivative liabilities of $455,144 (2016 – loss of $173,334).  The change in fair value of derivative liabilities is based on the change in remaining term of derivative instruments and our stock price.  The derivatives include warrants as well as stock options granted to non-employees.  The derivative liabilities do not represent cash liabilities.

Liquidity and Capital Resources

Our aggregate operating, investing and financing activities during the three months ended July 31, 2017 resulted in a net cash outflow of $242,089 (2016 – inflow of $275,312).  As at July 31, 2017, we had a working capital deficiency of $16,875,502, including cash of $45,193.

During the three months ended July 31, 2017, $840,636 was used in operations before changes in non-cash operating working capital items (2016 - $1,023,775). The decrease in these cash flows was due primarily to a decrease in mineral property expenditures. During the three months ended July 31, 2017, we spent $181,895 on investing activities (2016 - $nil) and we received $250,000 from financing activities (2016 - $967,736).

Currently, we are being financed by advances pursuant to promissory notes advanced by BV Lending LLC, an entity controlled by Allen L. Ball, a member of our Board of Directors and our largest shareholder (the “Lender”). During the three months ended July 31, 2017, the Company was receiving advances pursuant to the Third Promissory Notes. As at July 31, 2017, the balance of the Third Promissory Notes was $15,559,324. Subsequent to July 31, 2017, the Company received $300,000 in advances. Pursuant to the terms of the agreement, the Lender has agreed to advance up to an additional $750,000. The Third Promissory Notes have a maturity date of December 2, 2017. Certain conditions may result in early repayment.

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

Mineral Property and Exploration Costs

Costs related to the development of our mineral reserves are capitalized when it has been determined an ore body can be economically developed.  The development stage begins when an ore body is determined to be economically recoverable based on proven and probable reserves and appropriate permits are in place, and ends when the production stage or exploitation of reserves begins.  Major mine development expenditures are capitalized, including primary development costs such as costs of building access ways, tailings impoundment, development of water supply and infrastructure developments.

Exploration costs include those relating to activities carried out (a) in search of previously unidentified mineral deposits, or (b) at undeveloped concessions.  Pre-development activities involve costs incurred in the exploration stage that may ultimately benefit production that are expensed due to the lack of evidence of economic development, which is necessary to demonstrate future recoverability of these expenses.  Secondary development costs are incurred for preparation of an ore body for production in a specific ore block or work area, providing a relatively short-lived benefit only to the mine area they relate to, and not to the ore body as a whole.

Drilling and related costs are either classified as exploration or secondary development, as defined above, and charged to operations as incurred, or capitalized, based on the following criteria:

  Whether the costs are incurred to further define mineralization at and adjacent to existing reserve areas or intended to assist with mine planning within a reserve area;
  Whether the drilling costs relate to an ore body that has been determined to be commercially mineable, and a decision has been made to put the ore body into commercial production; and
  Whether, at the time that the cost is incurred, the expenditure: (a) embodies a probable future benefit that involves a capacity, singly or in combination, with other assets to contribute directly or indirectly to future net cash inflows, (b) we can obtain the benefit and control others’ access to it, and (c) the transaction or event giving rise to our right to or control of the benefit has already occurred.

If all of these criteria are met, drilling and related costs are capitalized.  Drilling costs not meeting all of these criteria are expensed as incurred.  The following factors are considered in determining whether or not the criteria listed above have been met, and capitalization of drilling costs is appropriate:

  Completion of a favourable economic study and mine plan for the ore body targeted;
  Authorization of development of the ore body by management and/or the Board of Directors; and
  All permitting and/or contractual requirements necessary for us to have the right to or control of the future benefit from the targeted ore body have been met.

Once production has commenced, capitalized costs will be depleted using the units-of-production method over the estimated life of the proven and probable reserves. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to the Consolidated Statements of Loss in that period.

We assess the carrying cost of our mineral properties for impairment whenever information or circumstances indicate the potential for impairment.  Such evaluations compare estimated future net cash flows with our carrying costs and future obligations on an undiscounted basis.  If it is determined that the future undiscounted cash flows are less than the carrying value of the property, a write down to the estimated fair value is charged to the Consolidated Statements of Loss for the period.  Where estimates of future net cash flows are not available and where other conditions suggest impairment, management assesses if the carrying value can be recovered.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable

Item 4. Controls and Procedures.

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of July 31, 2017. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of July 31, 2017.  There were no material changes in the Company’s internal control over financial reporting during the first quarter of fiscal 2018.

PART II

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

There have been no material changes from the risk factors as previously disclosure in our Annual Report on Form 10-K which was filed with the SEC on July 27, 2017.

Item 2. Sale of Unregistered Securities.

All unregistered sales of equity securities during the period covered by the Quartlery Report were previously disclosed in our current reports on Form 8-K and our Annual Report on Form 10-K.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act (The “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the three months ended July 31, 2017, our U.S. development property was not subject to regulation by the Federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977 (the "Mine Act").

Item 5. Other Information.

None

Item 6. Exhibits.

(a)           Exhibits

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

I-MINERALS INC.

Date:	September 13, 2017	By:	/s/ Thomas M. Conway
THOMAS M. CONWAY
Chief Executive Officer and President
(Principal Executive Officer)

Date:	September 13, 2017	By:	/s/ Matthew Anderson
MATTHEW ANDERSON
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)