Form 10-Q
period 2017-10-31
I-Minerals Inc
filed 2017-12-15
CIK 1405663

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: October 31, 2017

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

As of December 14, 2017, the registrant had 89,484,792 outstanding shares of common stock.

I-Minerals Inc.
INDEX

PART I – FINANCIAL INFORMATION

I-Minerals Inc.

Condensed Consolidated Financial Statements
For the six months ended October 31, 2017
(Unaudited - Expressed in US dollars)

I-Minerals Inc. Condensed Consolidated Balance Sheets
(Unaudited - Expressed in US dollars)
(Prepared in accordance with US GAAP)

	Notes	October 31, 2017 $	April 30, 2017 $
ASSETS
Current assets
Cash		52,954	287,282
Receivables		5,940	7,169
Prepaids		40,699	65,259
		99,593	359,710

Equipment		9,452	9,090
Mineral property interest	3	624,871	305,850
Deposits		34,932	14,932

TOTAL ASSETS		768,848	689,582

LIABILITIES
Current liabilities
Accounts payable and accrued liabilities	4,8	1,258,252	1,168,606
Promissory notes	5	-	14,147,964
Derivative liabilities	2,6,7	414,745	1,188,937
		1,672,997	16,505,507

Promissory notes	5	16,175,478	165,208
TOTAL LIABILITIES		17,848,475	16,670,715

CAPITAL DEFICIT
Capital Stock
Authorized:
Unlimited common shares with no par value
Issued and fully paid: 89,484,792 (April 30, 2017 - 89,372,359)	7	18,697,493	18,658,118
Additional paid-in capital		1,903,142	1,948,384
Commitment to issue shares	5	46,500	29,625
Deficit		(37,726,762)	(36,617,260)
TOTAL CAPITAL DEFICIT		(17,079,627)	(15,981,133)

TOTAL LIABILITIES AND CAPITAL DEFICIT		768,848	689,582

On behalf of the Board

“Thomas M. Conway”	Director	“W. Barry Girling”	Director

The accompanying notes are an integral part of these condensed consolidated financial statements.

I-Minerals Inc. Condensed Consolidated Statements of Loss
(Unaudited - Expressed in US dollars)

		Three months ended October 31		Six months ended October 31
	Notes	2017 $	2016 $	2017 $	2016 $

OPERATING EXPENSES
Amortization		766	554	1,569	1,153
Management and consulting fees	7,8	23,579	75,173	58,310	188,826
Mineral property expenditures	8	98,915	375,703	217,127	667,212
General and miscellaneous		109,630	124,383	246,554	360,262
Professional fees		52,816	145,431	148,431	244,667

		(285,706)	(721,244)	(671,991)	(1,462,120)
OTHER (EXPENSE) INCOME
Foreign exchange gain (loss)		7,020	(13,296)	(11,617)	(14,211)
Accretion expense	5	(168,347)	(118,238)	(319,272)	(243,355)
Interest expense	5	(483,386)	(388,350)	(946,682)	(743,102)
Change in fair value of derivative liabilities	2,6,7	384,916	66,529	840,060	(106,805)

LOSS FOR THE PERIOD		(545,503)	(1,174,599)	(1,109,502)	(2,569,593)

Loss per share – basic and diluted		(0.01)	(0.01)	(0.01)	(0.03)

Weighted average number of shares outstanding		89,484,792	87,515,120	89,442,019	87,169,699

The accompanying notes are an integral part of these condensed consolidated financial statements.

I-Minerals Inc. Condensed Consolidated Statements of Cash Flows For the six months ended October 31, 2017 and 2016
(Unaudited - Expressed in US dollars)

	2017 $	2016 $
OPERATING ACTIVITIES
Loss for the period	(1,109,502)	(2,569,593)
Items not involving cash:
Amortization	1,569	1,153
Stock-based compensation	8,632	121,770
Accretion expense	319,272	243,355
Change in fair value of derivative liabilities	(840,060)	106,805
Unrealized foreign exchange loss	10,611	-
Change in non-cash operating working capital items:
Receivables	1,229	15,584
Prepaids	24,560	12,871
Accounts payable and accrued liabilities	940,313	703,166

Cash flows used in operating activities	(643,376)	(1,364,889)

INVESTING ACTIVITIES
Additions to mineral property interest	(319,021)	-
Purchase of equipment	(1,931)	-
Deposits	(20,000)	-

Cash flows used in investing activities	(340,952)	-

FINANCING ACTIVITIES
Proceeds from exercise of stock options and warrants	-	167,736
Promissory notes received	750,000	1,445,000

Cash flows from financing activities	750,000	1,612,736

INCREASE (DECREASE) IN CASH	(234,328)	247,847

CASH, BEGINNING OF THE PERIOD	287,282	128,353

CASH, END OF THE PERIOD	52,954	376,200

SUPPLEMENTAL CASH FLOW INFORMATION (Note 10)

Interest paid	-	-
Taxes paid	-	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

I-Minerals Inc. Condensed Consolidated Statements of Capital Deficit For the six months ended October 31, 2017
(Unaudited - Expressed in US dollars)

	Number of Shares #	Amount $	Commitment to Issue Shares $	Additional Paid-in Capital $	Accumulated Deficit $	Total Capital Deficit $

Balance at April 30, 2017	89,372,359	18,658,118	29,625	1,948,384	(36,617,260)	(15,981,133)

Issued during the period:
Shares issued as a debt discount	112,433	39,375	(29,625)	-	-	9,750
Shares issuable as a debt discount	-	-	46,500	-	-	46,500
Share-based payments – vesting	-	-	-	8,632	-	8,632
Reallocation of vested options to liabilities	-	-	-	(53,874)	-	(53,874)
Loss for the period	-	-	-	-	(1,109,502)	(1,109,502)

Balance at October 31, 2017	89,484,792	18,697,493	46,500	1,903,142	(37,726,762)	(17,079,627)

The accompanying notes are an integral part of these condensed consolidated financial statements.

I-Minerals Inc. Notes to the Condensed Consolidated Financial Statements For the six months ended October 31, 2017 and 2016
(Unaudited - Expressed in US dollars except where otherwise indicated)

1.	NATURE OF BUSINESS AND BASIS OF PRESENTATION AND LIQUIDITY:

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

Basis of Presentation and Liquidity

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information as well as Article 10 of Regulation S-X on the basis that the Company will continue as a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for the next year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At October 31, 2017, the Company had not yet achieved profitable operations, had an accumulated deficit of $37,726,762 since inception and expects to incur further losses in the development of its business, all of which casts substantial doubt upon the Company’s ability to continue as a going concern and, therefore, that it may be unable to realize its assets and discharge its liabilities in the normal course of business.

The financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of our management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included. Operating results for the six months ended October 31, 2017 are not necessarily indicative of the results that may be expected for the full year ending April 30, 2018. All amounts presented are in US dollars except where otherwise indicated. For further information refer to the financial statements and footnotes thereto for the year ended April 30, 2017 included in the Company’s Annual Report on Form 10-K filed on July 27, 2017.

The Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to develop the Property and to meet its obligations and repay its liabilities arising from normal business operations when they come due. Although the Company has been successful in the past in obtaining financing, there is no assurance that it will be able to obtain adequate financing in the future or that such financing will be on terms advantageous to the Company. The Company has been receiving funds from a company controlled by a director of the Company through promissory notes (Notes 5 and 11). Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or promissory notes; however there is no assurance of additional funding being available. The Company has historically satisfied its capital needs primarily by issuing equity securities and/or promissory notes. Management plans to continue to provide for its capital needs by issuing equity securities and/or promissory notes.

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

I-Minerals Inc. Notes to the Condensed Consolidated Financial Statements For the six months ended October 31, 2017 and 2016
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

Level 2 - observable inputs other than Level I, quoted prices for similar assets or liabilities in active prices whose inputs are observable or whose significant value drivers are observable; and

I-Minerals Inc. Notes to the Condensed Consolidated Financial Statements For the six months ended October 31, 2017 and 2016
(Unaudited - Expressed in US dollars except where otherwise indicated)

Level 3 - assets and liabilities whose significant value drivers are unobservable by little or no market activity and that are significant to the fair value of the assets or liabilities.

The Company’s promissory notes are based on Level 2 inputs in the ASC 820 fair value hierarchy. The Company calculated the fair value of these instruments by discounting future cash flows using rates representative of current borrowing rates. At October 31, 2017, the promissory notes had a fair value of $15,452,400 (April 30, 2017 – $13,781,276).

The Company had certain Level 3 liabilities required to be recorded at fair value on a recurring basis in accordance with US GAAP as at October 31, 2017 and April 30, 2017. As at October 31, 2017, the Company’s Level 3 liabilities consisted of the warrants issued in connection with the Company’s offering of equity units in a private placement and warrants issued as financing fees as well as the grant of share purchase options to non-employees.

The resulting Level 3 liabilities have no active market and are required to be measured at their fair value each reporting period based on information that is unobservable.

A summary of the Company’s Level 3 liabilities for the six months ended October 31, 2017 and 2016 is as follows:

	2017 $	2016 $

Warrants (Note 6)

Beginning fair value	742,583	326,595
Issuance	11,994	49,493
Change in fair value	(535,171)	75,348
Ending fair value	219,406	451,436

Non-employee options (Note 7(c))

Beginning fair value	446,354	189,207
Fair value of options on vesting	53,874	-
Change in fair value	(304,889)	31,457
Ending fair value	195,339	220,664

Total Level 3 liabilities	414,745	672,100

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment). There were no assets or liabilities measured at fair value on a nonrecurring basis during the periods ended October 31, 2017 and 2016.

Earnings (Loss) Per Share

The basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. For the six months ended October 31, 2017, loss per share excludes 11,263,214 (2016 – 12,652,897) potentially dilutive common shares (related to outstanding options and warrants as well as shares committed to be issued pursuant to the Third Promissory Notes) as their effect was anti-dilutive.

I-Minerals Inc. Notes to the Condensed Consolidated Financial Statements For the six months ended October 31, 2017 and 2016
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

$

Balance at April 30, 2017	305,850

Engineering and consulting	152,387
Metallurgy	141,390
Permitting and environmental	6,500
Other direct costs	18,744
319,021

Balance at October 31, 2017	624,871

The Company has an undivided 100% interest in 11 State of Idaho mineral leases. The State of Idaho mineral leases are subject to a 5% production royalty on gross sales.

4.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES:

	October 31, 2017 $	April 30, 2017 $

Trade payables	254,885	265,116
Amounts due to related parties (Note 8)	201,741	197,954
Interest payable on promissory notes (Note 5)	801,626	705,536

Total accounts payable and accrued liabilities	1,258,252	1,168,606

5.	PROMISSORY NOTES:

	October 31, 2017 $	April 30, 2017 $

Third promissory notes	15,994,349	14,147,964
Fourth promissory notes	181,129	165,208

Total promissory notes	16,175,478	14,313,172

Current	-	14,147,964
Non-current	16,175,478	165,208

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

I-Minerals Inc. Notes to the Condensed Consolidated Financial Statements For the six months ended October 31, 2017 and 2016
(Unaudited - Expressed in US dollars except where otherwise indicated)

During the year ended April 30, 2017, the Company received $1,815,000 in advances pursuant to the Third Promissory Notes. During the six months ended October 31, 2017, the Company received $750,000 in advances. Subsequent to October 31, 2017, the Company received the final $400,000 in advances.

The following table outlines the estimated cash payments required in order to repay the principal balance of the Third Promissory Notes:

2018 $	2019 $	2020 $	2021 $	2022 $	Total $
-	16,059,325	-	-	-	16,059,325

Certain conditions may result in early repayment including immediate repayment in the event a person currently not related to the Company acquires more than 40% of the outstanding common shares of the Company. Debt issuance costs will be amortized over the estimated maturity life of the promissory notes.

On October 25, 2017, the Company entered into an amending agreement with the Lender to extend the maturity date of the outstanding Promissory Notes from December 2, 2017 to March 31, 2019. In consideration for the extension, the Company agreed to pay a 1% extension fee in the amount of $168,152. The agreement was subject to the approval of the TSX-V, which was received on December 13, 2017.

The promissory notes bear interest at the rate of 12% per annum and during the six months ended October 31, 2017, the Company recorded interest of $934,907 (2016 - $743,102). Interest is payable semi-annually as calculated on May 31st and November 30th of each year. Interest is to be paid either in cash, in common shares or deemed an advance of principal at the option of the Lender. The lender elected to have interest payable from December 1, 2016 to May 31, 2017 of $850,667 deemed an advance (not subject to bonus shares or bonus warrants).

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

During the six months ended October 31, 2017, the Company issued 112,433 bonus shares to the Lender at the fair value of $39,375, based on their quoted market price at the date the advances were received, including 88,089 shares having a fair value of $29,625 that the Company had committed to issue as at April 30, 2017. At October 31, 2017, the Company was committed to issuing an additional 166,969 bonus shares to the Lender at the fair value of $46,500. The fair value of the bonus shares was determined by reference to the trading price of the Company’s common shares on the date the advances were received.

The fair value of 191,313 bonus share purchase warrants committed to be issued (based on advances received during the period) during the six months ended October 31, 2017 of $11,994 was estimated using the Black-Scholes option pricing model with the following weighted average assumptions: stock price – CAD$0.375; exercise price – CAD$0.403; expected risk-free interest rate – 1.29%; expected life – 1.34 years; expected volatility – 50% and expected dividend rate – 0%.

The aggregate finance fees (bonus shares and bonus warrants) are recorded against the promissory notes balance and are being amortized to the Statement of Loss over the life of the promissory notes using the effective interest method. The accretion expense in respect of the debt discount recorded on the issuance of bonus shares and warrants totalled $313,962 for the six months ended October 31, 2017 (2016 - $243,355). The unamortized debt discount as at October 31, 2017 is $64,974 (April 30, 2017 – $310,693).

I-Minerals Inc. Notes to the Condensed Consolidated Financial Statements For the six months ended October 31, 2017 and 2016
(Unaudited - Expressed in US dollars except where otherwise indicated)

The promissory notes are collateralized by the Company’s Helmer-Bovill Property.

Fourth Promissory Notes

On March 13, 2017, the Company entered into a loan agreement with an arm’s-length lender pursuant to which CAD$250,000 ($186,846) was advanced to the Company (the “Fourth Promissory Notes”). As at October 31, 2017, the balance of the Fourth Promissory Notes was CAD$250,000 ($193,761). The loan bears interest at a rate of 12% per annum and during the six months ended October 31, 2017, the Company recorded interest of $11,775. The Fourth Promissory Notes are unsecured and are due on or before December 31, 2018. The Company issued 40,761 bonus shares at the fair value of $14,013 and 40,761 bonus share purchase warrants at the fair value of $4,814.

The aggregate finance fees (bonus shares and bonus warrants) are recorded against the Fourth Promissory Notes balance and are being amortized to the Statement of Loss over the life of the Fourth Promissory Notes using the effective interest method. The accretion expense in respect of the debt discount recorded on the issuance of bonus shares and warrants totalled $5,310 for the six months ended October 31, 2017. The unamortized debt discount as at October 31, 2017 is $12,632 (April 30, 2017 - $17,942).

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

$

Balance, April 30, 2017	742,583

Bonus warrants issuable pursuant to promissory notes (Note 5)	11,994
Change in fair value of warrant derivatives	(535,171)

Balance, October 31, 2017	219,406

Warrant Derivative Liabilities

At October 31, 2017, the Company determined the fair value of Warrant Derivative Liabilities to be $219,406 (April 30, 2017 - $742,583) as estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	October 31, 2017	April 30, 2017

Stock price (CAD$)	0.30	0.48
Exercise price (CAD$)	0.32	0.31
Risk-free interest rate (%)	0.73	1.15
Expected life (years)	1.25	1.70
Expected volatility (%)	46	61
Expected dividends ($)	Nil	Nil

I-Minerals Inc. Notes to the Condensed Consolidated Financial Statements For the six months ended October 31, 2017 and 2016
(Unaudited - Expressed in US dollars except where otherwise indicated)

7.	SHARE CAPITAL:

Common shares

a)	Authorized:

Unlimited number of common shares, without par value.

The holders of common shares are entitled to receive dividends which are declared from time to time, and are entitled to one vote per share at meetings of the Company. All shares are ranked equally with regards to the Company’s residual assets.

b)	Stock transactions:

During the six months ended October 31, 2017, the Company completed the following stock transactions:

i)	On July 11, 2017, the Company issued 112,433 common shares with a fair value of $39,375 including 88,089 common shares having a fair value of $29,625 which the Company had committed to issue at April 30, 2017. The common shares were issued as debt discounts pursuant to the Third Promissory Notes (Note 5).

c)	Stock options:

The Company has granted stock options under the terms of its Stock Option Plan (the “Plan”). The Plan provides that the directors of the Company may grant options to purchase common shares to directors, officers, employees and service providers of the Company on terms that the directors of the Company may determine are within the limitations set forth in the Plan. The maximum number of shares available under the Plan is limited to 10% of the issued common shares. The maximum term of stock options is ten years. All stock options vest on the date of grant, unless otherwise stated. As at October 31, 2017, the Company had 2,393,479 stock options available for grant pursuant to the Plan (April 30, 2017 - 2,382,236).

The Company’s stock options outstanding as at October 31, 2017 and April 30, 2017 and the changes for the periods then ended are as follows:

	Number Outstanding	Weighted Average Exercise Price (in CAD$)

Balance outstanding at April 30, 2017	6,555,000	0.22

Balance outstanding at October 31, 2017	6,555,000	0.22

Balance exercisable at October 31, 2017	6,025,000	0.22

I-Minerals Inc. Notes to the Condensed Consolidated Financial Statements For the six months ended October 31, 2017 and 2016
(Unaudited - Expressed in US dollars except where otherwise indicated)

Summary of stock options outstanding at October 31, 2017:

Security	Number Outstanding	Exercise Price (CAD$)	Expiry Date	Remaining Contractual Life (years)

Stock options	1,300,000	0.10	July 30, 2018	0.75
Stock options	260,000	0.15	July 30, 2018	0.75
Stock options	300,000	0.25	July 30, 2018	0.75
Stock options	200,000	0.25	November 19, 2018	1.05
Stock options	150,000	0.25	January 8, 2019	1.19
Stock options	300,000	0.25	May 23, 2019	1.56
Stock options	150,000	0.25	December 16, 2017	0.13
Stock options	1,975,000	0.25	January 29, 2020	2.25
Stock options	200,000	0.25	August 4, 2020	2.76
Stock options	1,000,000	0.25	February 25, 2018	0.32
Stock options	20,000	0.22	May 19, 2018	0.55
Stock options	300,000	0.30	July 21, 2021	3.72
Stock options	400,000	0.30	November 3, 2021	4.01

Non-Employee Stock Options

In accordance with the guidance of ASC 815-40-15, stock options awarded to non-employees that are fully vested and exercisable in Canadian dollars are required to be accounted for as derivative liabilities because they are considered not to be indexed to the Company’s stock due to their exercise price being denominated in a currency other than the Company’s functional currency. Stock options awarded to non-employees that are not vested are accounted for as equity awards until the terms associated with their vesting requirements have been met. As at October 31, 2017, there were 100,000 (April 30, 2017 – 300,000) non-employee stock option awards that had not yet vested.

The non-employee stock options are accounted for at their respective fair values and are summarized as follows for the six months ended October 31, 2017 and 2016:

	2017 $	2016 $

Fair value of non-employee options, beginning of the period	446,354	189,207
Fair value of options on vesting	53,874	-
Change in fair value of non-employee stock options during the period	(304,889)	31,457

Fair value of non-employee options, end of the period	195,339	220,664

The Company determined the fair value of its non-employee stock options as at October 31, 2017 and April 30, 2017 using the Black-Scholes option pricing model with the following weighted average assumptions:

	October 31, 2017	April 30, 2017

Stock price (CAD$)	0.30	0.48
Exercise price (CAD$)	0.24	0.23
Risk-free interest rate (%)	0.93	0.83
Expected life (years)	1.30	1.56
Expected volatility (%)	49	59
Expected dividends ($)	Nil	Nil

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

I-Minerals Inc. Notes to the Condensed Consolidated Financial Statements For the six months ended October 31, 2017 and 2016
(Unaudited - Expressed in US dollars except where otherwise indicated)

As at October 31, 2017, the unamortized compensation cost of options is $44,617 and the intrinsic value of options expected to vest is $371,904 (CAD$479,850).

Share-based payments are classified in the Company’s Statement of Loss during the six months ended October 31, 2017 and 2016 as follows:

	2017 $	2016 $

Management and consulting fees	8,632	121,770

	8,632	121,770

d)	Share purchase warrants:

A summary of fully-exercisable share purchase warrants as at October 31, 2017 and April 30, 2017 and the changes for the periods then ended are as follows:

	Number Outstanding	Weighted Average Exercise Price (CAD$)

Balance at April 30, 2017	4,349,932	0.31
Issued	191,313	0.40

Balance at October 31, 2017	4,541,245	0.32

Summary of warrants outstanding and issuable at October 31, 2017:

Security	Number Outstanding	Exercise Price ($CAD)	Expiry Date

Warrants	730,848	0.22	December 31, 2018(1)
Warrants	242,545	0.23	December 31, 2018(1)
Warrants	194,344	0.24	December 31, 2018(1)
Warrants	37,203	0.245	December 31, 2018(1)
Warrants	393,058	0.255	December 31, 2018(1)
Warrants	192,206	0.259	December 31, 2018(1)
Warrants	126,843	0.265	December 31, 2018(1)
Warrants	198,750	0.272	December 31, 2018(1)
Warrants	95,781	0.291	December 31, 2018(1)
Warrants	100,373	0.295	December 31, 2018(1)
Warrants	101,095	0.298	December 31, 2018(1)
Warrants	49,294	0.299	December 31, 2018(1)
Warrants	150,246	0.310	December 31, 2018(1)
Warrants	65,514	0.320	December 31, 2018(1)
Warrants	58,496	0.335	December 31, 2018(1)
Warrants	35,997	0.383	December 31, 2018(1)
Warrants	30,139	0.405	December 31, 2018(1)
Warrants	34,031	0.420	December 31, 2018(1)
Warrants	40,761	0.460	December 31, 2018(1)
Warrants	25,621	0.470	December 31, 2018(1)
Warrants	63,756	0.475	December 31, 2018(1)
Warrants	24,344	0.540	December 31, 2018(1)
Warrants	1,550,000	0.40	January 31, 2019
Notes:
(1)	The warrants are exercisable until the earlier of the date disclosed or the date that the promissory note advance, including interest, is repaid (Note 5).

I-Minerals Inc. Notes to the Condensed Consolidated Financial Statements For the six months ended October 31, 2017 and 2016
(Unaudited - Expressed in US dollars except where otherwise indicated)

8.	RELATED PARTY TRANSACTIONS:

During the six months ended October 31, 2017, management and consulting fees of $48,000 (2016 - $48,185) were charged by RJG Capital Corporation, a wholly-owned company of W. Barry Girling, Director. Wayne Moorhouse, Director, charged $1,678 (2016 - $1,410) in management and consulting fees. $13,484 (2016 - $15,991) was charged by Malaspina Consultants Inc. for the services of Matt Anderson, CFO, and are included in professional fees. John Theobald, Director, charged $51,107 (2016 - $19,069) in mineral property expenditures.

Included in accounts payable and accrued liabilities are amounts owed to directors or officers or companies controlled by them. As at October 31, 2017, the amount was $201,741 (April 30, 2017 – $197,954). All amounts are non-interest bearing, unsecured, and due on demand.

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

Investing and financing activities that affect recognized assets or liabilities but that do not result in cash receipts or cash payments are excluded from the consolidated statements of cash flows. During the six months ended October 31, 2017, the following transactions were excluded from the consolidated statement of cash flows:

a)	The commitment to issue 191,313 common shares at the fair value of $56,250 and 191,313 warrants at the fair value of $11,994 pursuant to the promissory notes.

During the six months ended October 31, 2016, the following transactions were excluded from the consolidated statement of cash flows:

a)	The commitment to issue 269,359 common shares at the fair value of $58,144 and 269,359 warrants at the fair value of $27,750 pursuant to the promissory notes.

11.	SUBSEQUENT EVENTS:

Subsequent to October 31, 2017:

i)	The Company received an aggregate of $400,000 of Third Promissory Notes.

ii)	The Company received TSX-V approval for the amending First, Second and Third Promissory Notes agreements, extending the maturity date from December 2, 2017 to March 31, 2019.

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

A series of bulk samples has been completed at GMT and MRL.  The most recently completed pilot plant included the production of halloysite and kaolin.  The Company tested a new method of heating the kaolin to make metakaolin.  This technology, known as flash calcination, has resulted in the highest quality of metakaolin produced to date.

At present we have, or will have shortly, inventory of all minerals for distribution to customers.  Fine grinding of quartz and K-spar still needs to be completed.

Management is very pleased with the product development to date.  Recent test work has generated the highest K2O grades to date with results consistently in excess of 14% K2O.  Sample requests for halloysite have come from North America, Europe, the Middle East, South America and Asia showing both the scarcity of halloysite in general and the quality of I-Minerals halloysite in particular.  While we currently have inventory of ULTRA HallopureÒ and HalloPureÒ several companies have advanced their halloysite consuming products to near commercialization and have indicated a need for multiple tons of halloysite to complete the commercialization process.  We are currently assessing the logistics and cost of completing an additional large pilot plant to make multiple tons of ULTRA HallopureÒ and HalloPureÒ available to customers in life science, clean tech and plastic / polymer industries.

Based upon opportunities identified in the marketing report prepared by Charles Rivers, internal marketing efforts and customer leads generated through the website, strong interest has been generated in all our mineral products with ever increasing interest in the K-spar. Samples continue to be sent to customers for testing and the response has been very favorable.

Results of Operation

Six months ended October 31, 2017

We recorded a loss of $1,109,502 ($0.01 per share) for the six months ended October 31, 2017 as compared to a loss of $2,569,593 ($0.03 per share) for the six months ended October 31, 2016.  The decrease in the loss recorded for the six months ended October 31, 2017 as compared to the six months ended October 31, 2016 is the net result of changes to a number of expenses.  Of note are the following items:

  Management and consulting fees of $58,310 (2016 - $188,826) are comprised of fees to manage our Company and stock-based compensation.  The stock-based compensation recognized in the current period was $8,632 (2016 - $121,770).  Approximately 25% of the fees to manage our Company are charged to management and consulting fees and the other 75% is charged to mineral property expenditures and/or capitalized to mineral property interest.
  Mineral property expenditures of $217,127 (2016 - $667,212) are costs incurred on our Helmer-Bovill Property.  The expenditures in the current period are pre-development costs that have been expensed during the period.  The Company also capitalized $319,021 of development costs to the balance sheet during the period.  The main components of capitalized costs during the current period included engineering and consulting ($152,387) and metallurgy ($141,390).  In May 2017, the Company completed permitting work.  During the current period, the Company continues to optimize the metallurgical processes and detailed engineering.
  General and miscellaneous expenses of $246,554 (2016 - $360,262) are comprised of office and telephone expenses, payroll taxes, medical benefits, insurance premiums, travel expenses, promotional expenses, shareholder communication fees, transfer agent fees and filing fees.  The decrease during the current period was due primarily to a decrease in mineral marketing activities as well as investor relations activities.
  Professional fees of $148,431 (2016 - $244,667) include legal fees, audit fees and financial consulting fees.
  Accretion expense of $319,272 (2016 - $243,355) is the amortization of the fair value of bonus shares and bonus warrants issued to the lender of the promissory notes.  The bonus shares and bonus warrants are amortized over the life of the promissory notes.
  Interest expense of $946,682 (2016 - $743,102) is from promissory notes that bear interest at a rate of 12% per year.  Interest increased as additional funds were advanced.
  We recorded a gain on change in fair value of derivative liabilities of $840,060 (2016 – loss of $106,805).  The change in fair value of derivative liabilities is based on the change in remaining term of derivative instruments and our stock price.  The derivatives include warrants as well as stock options granted to non-employees.  The derivative liabilities do not represent cash liabilities.

Three months ended October 31, 2017

We recorded a loss of $545,503 for the three months ended October 31, 2017 as compared to a loss of $1,174,599 for the three months ended October 31, 2016.  The decrease in the loss recorded for the three months ended October 31, 2017 as compared to the three months ended October 31, 2016 is the net result of changes to a number of expenses as noted above under the six months ended October 31, 2017 and 2016.  In particular, there was a reduction in mineral property expenditures from $375,703 to $98,915 as well as an increase in the gain on change in fair value of derivative liabilities from $66,529 to $384,916.

Liquidity and Capital Resources

Our aggregate operating, investing and financing activities during the six months ended October 31, 2017 resulted in a net cash outflow of $234,328 (2016 – inflow of $247,847).  As at October 31, 2017, we had a working capital deficiency of $1,573,404, including cash of $52,954.

During the six months ended October 31, 2017, $1,609,478 was used in operations before changes in non-cash operating working capital items (2016 - $2,096,510).  The decrease in these cash flows was due primarily to a decrease in mineral property expenditures.  During the six months ended October 31, 2017, we spent $340,952 on investing activities (2016 - $nil) and we received $750,000 from financing activities (2016 - $1,612,736).

We have been financed by advances pursuant to promissory notes advanced by BV Lending LLC, an entity controlled by Allen L. Ball, a member of our Board of Directors and our largest shareholder (the “Lender”).  During the six months ended October 31, 2017, the Company was receiving advances pursuant to the Third Promissory Notes.  As at October 31, 2017, the balance of the Third Promissory Notes was $16,059,325.  Subsequent to October 31, 2017, the Company received the final $400,000 in advances pursuant to the agreement.

The First, Second and Third Promissory Notes had a maturity date of December 2, 2017.  On October 25, 2017, the Company entered into an amending agreement with BV Lending LLC, which extended the maturity date to March 31, 2019.  Certain conditions may result in early repayment.

An additional CAD$250,000 promissory note was issued in March 2017 by an arm’s-length lender with a maturity date of December 31, 2018.

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

We do not have the ability to internally generate sufficient cash flows to support our operations for the next twelve months. We have been receiving funds from a company controlled by a director of the Company through promissory notes. We have no formal plan in place to address this going concern issue but consider that we will be able to obtain additional funds by equity financing and/or debt financing; however, there is no assurance of additional funding being available. As a result, our auditors included an emphasis of matter note in their report on the financial statements for the year ended April 30, 2017 about our ability to continue as a going concern.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable

Item 4. Controls and Procedures.

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of October 31, 2017. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of October 31, 2017.  There were no material changes in the Company’s internal control over financial reporting during the second quarter of fiscal 2018.

PART II

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

There have been no material changes from the risk factors as previously disclosure in our Annual Report on Form 10-K which was filed with the SEC on July 27, 2017.

Item 2. Sale of Unregistered Securities.

All unregistered sales of equity securities during the period covered by the Quarterly Report were previously disclosed in our current reports on Form 8-K and our Annual Report on Form 10-K.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act (The “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the six months ended October 31, 2017, our U.S. development property was not subject to regulation by the Federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977 (the "Mine Act").

Item 5. Other Information.

None

Item 6. Exhibits.

(a)	Exhibits

3.1	Certificate of Continuation.(2)
3.2	Articles of Continuance.(2)
3.3	Certificate of Amendment.(2)
3.4	Articles of Amendment.(2)
3.5	By-Laws.(2)
10.1	Assignment Agreement with Contingent Right of Reverter dated August 10, 2002, between the Company, Idaho Industrial Minerals, LLC and Northwest Kaolin Inc.(2)
10.2	Amendment and Ratifications of Assignment Agreement with Contingent Right of Reverter dated August 10, 2005, between the Company, Idaho Industrial Minerals, LLC and Northwest Kaolin Inc.(2)
10.3	Second Amendment and Ratifications of Assignment Agreement with Contingent Right of Reverter dated August 10, 2005, between the Company, Idaho Industrial Minerals, LLC and Northwest Kaolin Inc.(2)
10.4	Third Amendment and Ratifications of Assignment Agreement with Contingent Right of Reverter dated August 10, 2008, between the Company, Idaho Industrial Minerals, LLC and Northwest Kaolin Inc.(2)
10.5	Fourth Amendment and Ratifications of Assignment Agreement with Contingent Right of Reverter dated January 1, 2010, between the Company, Idaho Industrial Minerals, LLC and Northwest Kaolin Inc.(2)
10.6	Employment Agreement dated April 1, 2013 between the Company and Thomas M. Conway.(2)
10.7	Loan Agreement dated September 13, 2013 between the Company and BV Lending LLC.(2)
10.8	Stock Option Plan.(1)
10.9	Sales Agreement dated April 28, 2014 between I-Minerals USA, Inc. and Pre-Mix, Inc.(2)
10.10	Loan Agreement dated February 18, 2015 between the Company and BV Lending LLC.(3)
10.11	Amendment Agreement dated December 1, 2015 between the Company and BV Lending LLC.(4)
10.12	Loan Agreement dated June 1, 2016 between the Company and BV Lending LLC. (5)
10.13	Amending Agreement dated October 25, 2017 between the Company and BV Lending LLC.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (Rule 13a-14 and 15d-14 of the Exchange Act)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (Rule 13a-14 and 15d-14 of the Exchange Act)
32.1	Certification of Chief Executive Officer pursuant to pursuant to Section 1350 of Title 18 of the United States Code
32.2	Certification of Chief Financial Officer pursuant to pursuant to Section 1350 of Title 18 of the United States Code
Notes:
(1)	Filed as an exhibit to our Registration Statement on Form 10 filed with the SEC on November 17, 2014.
(2)	Filed as an exhibit to our Registration Statement on Form 10/A filed with the SEC on December 24, 2014.
(3)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on March 11, 2015.
(4)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on December 7, 2015.
(5)	Filed as an exhibit to our Form 10-Q filed with the SEC on September 14, 2016.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

I-MINERALS INC.

Date:	December 14, 2017	By:	/s/ Thomas M. Conway
THOMAS M. CONWAY
Chief Executive Officer and President
(Principal Executive Officer)

Date:	December 14, 2017	By:	/s/ Matthew Anderson
MATTHEW ANDERSON
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)