Form 10-Q
period 2018-01-31
I-Minerals Inc
filed 2018-03-15
CIK 1405663

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: January 31, 2018

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

As of March 14, 2018, the registrant had 89,831,955 outstanding shares of common stock.

I-Minerals Inc.
INDEX

PART I – FINANCIAL INFORMATION

I-Minerals Inc.

Condensed Consolidated Financial Statements
or the nine months ended January 31, 2018
(Unaudited - Expressed in US dollars)

I-Minerals Inc. Condensed Consolidated Balance Sheets
(Unaudited - Expressed in US dollars)
(Prepared in accordance with US GAAP)

	Notes	January 31, 2018 $	April 30, 2017 $
ASSETS
Current assets
Cash		233,823	287,282
Receivables		7,577	7,169
Prepaids		18,056	65,259
		259,456	359,710

Equipment		9,728	9,090
Mineral property interest	3	885,163	305,850
Deposits		34,932	14,932

TOTAL ASSETS		1,189,279	689,582

LIABILITIES
Current liabilities
Accounts payable and accrued liabilities	4,8	883,300	1,168,606
Promissory notes	5	190,736	14,147,964
Derivative liabilities	2,6,7	283,725	1,188,937
		1,357,761	16,505,507

Promissory notes	5	17,572,031	165,208
TOTAL LIABILITIES		18,929,792	16,670,715

CAPITAL DEFICIT
Capital Stock
Authorized:
Unlimited common shares with no par value
Issued and fully paid: 89,831,955 (April 30, 2017 - 89,372,359)	7	18,787,998	18,658,118
Additional paid-in capital		1,890,220	1,948,384
Commitment to issue shares	5	15,000	29,625
Deficit		(38,433,731)	(36,617,260)
TOTAL CAPITAL DEFICIT		(17,740,513)	(15,981,133)

TOTAL LIABILITIES AND CAPITAL DEFICIT		1,189,279	689,582

On behalf of the Board

“John Theobald”	Director	“W. Barry Girling”	Director

The accompanying notes are an integral part of these condensed consolidated financial statements.

I-Minerals Inc. Condensed Consolidated Statements of Loss
(Unaudited - Expressed in US dollars)

		Three months ended January 31		Nine months ended January 31
	Notes	2018 $	2017 $	2018 $	2017 $

OPERATING EXPENSES
Amortization		710	513	2,279	1,666
Management and consulting fees	7,8	24,813	58,221	83,123	247,047
Mineral property expenditures	8	119,765	387,812	336,892	1,055,024
General and miscellaneous		107,538	163,224	354,092	523,486
Professional fees		47,561	(377,824)	195,992	(133,157)

		(300,387)	(231,946)	(972,378)	(1,694,066)
OTHER (EXPENSE) INCOME
Foreign exchange gain (loss)		(10,919)	10,975	(22,536)	(3,236)
Accretion expense	5	(84,621)	(120,031)	(403,893)	(363,386)
Interest expense	5	(466,563)	(416,623)	(1,413,245)	(1,159,725)
Change in fair value of derivative liabilities	2,6,7	152,809	(397,621)	992,869	(504,426)
Gain on debt settlement	5	2,712	-	2,712	-

LOSS FOR THE PERIOD		(706,969)	(1,155,246)	(1,816,471)	(3,724,839)

Loss per share – basic and diluted		(0.01)	(0.01)	(0.02)	(0.04)

Weighted average number of shares outstanding		89,514,980	88,611,697	89,466,339	87,650,365

The accompanying notes are an integral part of these condensed consolidated financial statements.

I-Minerals Inc. Condensed Consolidated Statements of Cash Flows For the nine months ended January 31, 2018 and 2017
(Unaudited - Expressed in US dollars)

	2018 $	2017 $
OPERATING ACTIVITIES
Loss for the period	(1,816,471)	(3,724,839)
Items not involving cash:
Amortization	2,279	1,666
Stock-based compensation	8,632	155,223
Accretion expense	403,893	363,386
Change in fair value of derivative liabilities	(992,869)	504,426
Unrealized foreign exchange loss	20,219	-
Change in non-cash operating working capital items:
Receivables	(408)	15,680
Prepaids	47,203	23,050
Accounts payable and accrued liabilities	1,472,034	1,020,956

Cash flows used in operating activities	(855,488)	(1,640,452)

INVESTING ACTIVITIES
Additions to mineral property interest	(525,054)	-
Purchase of equipment	(2,917)	-
Deposits	(20,000)	-

Cash flows used in investing activities	(547,971)	-

FINANCING ACTIVITIES
Proceeds from exercise of stock options and warrants	-	300,574
Promissory notes received	1,350,000	1,620,000

Cash flows from financing activities	1,350,000	1,920,574

INCREASE (DECREASE) IN CASH	(53,459)	280,122

CASH, BEGINNING OF THE PERIOD	287,282	128,353

CASH, END OF THE PERIOD	233,823	408,475

SUPPLEMENTAL CASH FLOW INFORMATION (Note 10)

Interest paid	-	-
Taxes paid	-	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

I-Minerals Inc. Condensed Consolidated Statements of Capital Deficit For the nine months ended January 31, 2018
(Unaudited - Expressed in US dollars)

	Number of Shares #	Amount $	Commitment to Issue Shares $	Additional Paid-in Capital $	Accumulated Deficit $	Total Capital Deficit $

Balance at April 30, 2017	89,372,359	18,658,118	29,625	1,948,384	(36,617,260)	(15,981,133)

Issued during the period:
Shares issued as a debt discount	403,844	115,875	(115,875)	-	-	-
Shares issuable as a debt discount	-	-	101,250	-	-	101,250
Shares issued as a debt settlement	55,752	14,005	-	-	-	14,005
Share-based payments – vesting	-	-	-	8,632	-	8,632
Reallocation of vested options to liabilities	-	-	-	(66,796)	-	(66,796)
Loss for the period	-	-	-	-	(1,816,471)	(1,816,471)

Balance at January 31, 2018	89,831,955	18,787,998	15,000	1,890,220	(38,433,731)	(17,740,513)

The accompanying notes are an integral part of these condensed consolidated financial statements.

I-Minerals Inc. Notes to the Condensed Consolidated Financial Statements For the nine months ended January 31, 2018 and 2017
(Unaudited - Expressed in US dollars except where otherwise indicated)

1.	NATURE OF BUSINESS AND BASIS OF PRESENTATION AND LIQUIDITY:

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

Basis of Presentation and Liquidity

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information as well as Article 10 of Regulation S-X on the basis that the Company will continue as a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for the next year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At January 31, 2018, the Company had not yet achieved profitable operations, had an accumulated deficit of $38,433,731 since inception and expects to incur further losses in the development of its business, all of which casts substantial doubt upon the Company’s ability to continue as a going concern and, therefore, that it may be unable to realize its assets and discharge its liabilities in the normal course of business.

The financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of our management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included. Operating results for the nine months ended January 31, 2018 are not necessarily indicative of the results that may be expected for the full year ending April 30, 2018. All amounts presented are in US dollars except where otherwise indicated. For further information refer to the financial statements and footnotes thereto for the year ended April 30, 2017 included in the Company’s Annual Report on Form 10-K filed on July 27, 2017.

The Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to develop the Property and to meet its obligations and repay its liabilities arising from normal business operations when they come due. Although the Company has been successful in the past in obtaining financing, there is no assurance that it will be able to obtain adequate financing in the future or that such financing will be on terms advantageous to the Company. The Company has been receiving funds from a company controlled by a director of the Company through promissory notes (Note 5). Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or promissory notes; however there is no assurance of additional funding being available. The Company has historically satisfied its capital needs primarily by issuing equity securities and/or promissory notes. Management plans to continue to provide for its capital needs by issuing equity securities and/or promissory notes.

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

I-Minerals Inc. Notes to the Condensed Consolidated Financial Statements For the nine months ended January 31, 2018 and 2017
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

As the Company has been using debt to finance the development activities, interest expense relating to the capitalized costs are included as capitalized development costs.

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

Financial Instruments and Fair Value Measures

The book value of cash, accounts receivable, accounts payable and accrued liabilities approximate their fair values due to the immediate or short-term maturity of those instruments. The fair value hierarchy under US GAAP is based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

I-Minerals Inc. Notes to the Condensed Consolidated Financial Statements For the nine months ended January 31, 2018 and 2017
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

The Company’s promissory notes are based on Level 2 inputs in the ASC 820 fair value hierarchy. The Company calculated the fair value of these instruments by discounting future cash flows using rates representative of current borrowing rates. At January 31, 2018, the promissory notes had a fair value of $16,516,960 (April 30, 2017 – $13,781,276).

The Company had certain Level 3 liabilities required to be recorded at fair value on a recurring basis in accordance with US GAAP as at January 31, 2018 and April 30, 2017. As at January 31, 2018, the Company’s Level 3 liabilities consisted of the warrants issued in connection with the Company’s offering of equity units in a private placement and warrants issued as financing fees as well as the grant of share purchase options to non-employees.

The resulting Level 3 liabilities have no active market and are required to be measured at their fair value each reporting period based on information that is unobservable.

A summary of the Company’s Level 3 liabilities for the nine months ended January 31, 2018 and 2017 is as follows:

	2018 $	2017 $

Warrants (Note 6)

Beginning fair value	742,583	326,595
Issuance	20,861	55,239
Reallocation on exercise of warrants	-	(108,784)
Change in fair value	(629,003)	365,241
Ending fair value	134,441	638,291

Non-employee options (Note 7(c))

Beginning fair value	446,354	189,207
Fair value of options on vesting	66,796	-
Change in fair value	(363,866)	139,185
Ending fair value	149,284	328,392

Total Level 3 liabilities	283,725	966,683

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment). There were no assets or liabilities measured at fair value on a non-recurring basis during the periods ended January 31, 2018 and 2017.

Earnings (Loss) Per Share

The basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. For the nine months ended January 31, 2018, loss per share excludes 11,197,855 (2017 – 9,226,082) potentially dilutive common shares (related to outstanding options and warrants as well as shares committed to be issued pursuant to the Third Promissory Notes) as their effect was anti-dilutive.

I-Minerals Inc. Notes to the Condensed Consolidated Financial Statements For the nine months ended January 31, 2018 and 2017
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

$

Balance at April 30, 2017	305,850

Engineering and consulting	216,358
Metallurgy	218,130
Permitting and environmental	500
Licenses and fees	16,743
Interest on Promissory Notes	54,259
Other direct costs	73,323
579,313

Balance at January 31, 2018	885,163

The Company has an undivided 100% interest in 11 State of Idaho mineral leases. The State of Idaho mineral leases are subject to a 5% production royalty on gross sales.

4.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES:

	January 31, 2018 $	April 30, 2017 $

Trade payables	327,484	265,116
Amounts due to related parties (Note 8)	197,790	197,954
Interest payable on promissory notes (Note 5)	358,026	705,536

Total accounts payable and accrued liabilities	883,300	1,168,606

5.	PROMISSORY NOTES:

	January 31, 2018 $	April 30, 2017 $

Third promissory notes	17,572,031	14,147,964
Fourth promissory notes	190,736	165,208

Total promissory notes	17,762,767	14,313,172

Current	190,736	14,147,964
Non-current	17,572,031	165,208

I-Minerals Inc. Notes to the Condensed Consolidated Financial Statements For the nine months ended January 31, 2018 and 2017
(Unaudited - Expressed in US dollars except where otherwise indicated)

Third Promissory Notes

Effective August 31, 2016, the Company entered into an agreement (dated June 1, 2016) with a company controlled by a director of the Company (the “Lender”) pursuant to which up to an additional $2,965,000 will be advanced to the Company in tranches (the “Third Promissory Notes”). In addition, the First Promissory Notes and the Second Promissory Notes were amended and combined with the Third Promissory Notes with a modified maturity date of December 2, 2017. All other terms of the First Promissory Notes and the Second Promissory Notes remained unchanged. On January 19, 2018, the Company entered into an amending agreement whereby the Lender agreed to advance an additional $200,000 under the same terms as the Third Promissory Notes.

During the year ended April 30, 2017, the Company received $1,815,000 in advances pursuant to the Third Promissory Notes. During the nine months ended January 31, 2017, the Company received the final $1,350,000 in advances.

The following table outlines the estimated cash payments required in order to repay the principal balance of the Third Promissory Notes:

2018 $	2019 $	2020 $	2021 $	2022 $	Total $
-	17,774,403	-	-	-	17,774,403

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

The promissory notes bear interest at the rate of 12% per annum and during the nine months ended January 31, 2018, the Company recorded interest of $1,448,167 (2017 - $1,159,725), of which $54,259 was capitalized to mineral property interest and $1,393,908 was expensed. Interest is payable semi-annually as calculated on May 31st and November 30th of each year. Interest is to be paid either in cash, in common shares or deemed an advance of principal at the option of the Lender. The lender elected to have interest payable from December 1, 2016 to May 31, 2017 of $850,667 and from June 1, 2017 to November 30, 2017 of $946,927 deemed an advance (not subject to bonus shares or bonus warrants).

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

During the nine months ended January 31, 2018, the Company issued 403,844 bonus shares to the Lender at the fair value of $115,875, based on their quoted market price at the date the advances were received, including 88,089 shares having a fair value of $29,625 that the Company had committed to issue as at April 30, 2017. At January 31, 2018, the Company was committed to issuing an additional 63,584 bonus shares to the Lender at the fair value of $15,000. The fair value of the bonus shares was determined by reference to the trading price of the Company’s common shares on the date the advances were received.

I-Minerals Inc. Notes to the Condensed Consolidated Financial Statements For the nine months ended January 31, 2018 and 2017
(Unaudited - Expressed in US dollars except where otherwise indicated)

The fair value of 379,339 bonus share purchase warrants committed to be issued (based on advances received during the period) during the nine months ended January 31, 2018 of $20,861 was estimated using the Black-Scholes option pricing model with the following weighted average assumptions: stock price – CAD$0.339; exercise price – CAD$0.353; expected risk-free interest rate – 1.32%; expected life – 1.18 years; expected volatility – 48.9% and expected dividend rate – 0%.

The aggregate finance fees (bonus shares and bonus warrants) are recorded against the promissory notes balance and are being amortized to the Statement of Loss over the life of the promissory notes using the effective interest method. The accretion expense in respect of the debt discount recorded on the issuance of bonus shares and warrants totalled $398,583 for the nine months ended January 31, 2018 (2017 - $363,386). The unamortized debt discount as at January 31, 2018 is $57,750 (April 30, 2017 – $310,693).

The promissory notes are collateralized by the Company’s Helmer-Bovill Property.

Fourth Promissory Notes

On March 13, 2017, the Company entered into a loan agreement with an arm’s-length lender pursuant to which CAD$250,000 ($186,846) was advanced to the Company (the “Fourth Promissory Notes”). As at January 31, 2018, the balance of the Fourth Promissory Notes was CAD$250,000 ($203,368). The loan bears interest at a rate of 12% per annum and during the nine months ended January 31, 2018, the Company recorded interest of $19,337. The Fourth Promissory Notes are unsecured and are due on or before December 31, 2018. The Company issued 40,761 bonus shares at the fair value of $14,013 and 40,761 bonus share purchase warrants at the fair value of $4,814. The Company issued 55,572 common shares at the fair value of $13,553 pursuant to the settlement of $20,630 of interest payable.

The aggregate finance fees (bonus shares and bonus warrants) are recorded against the Fourth Promissory Notes balance and are being amortized to the Statement of Loss over the life of the Fourth Promissory Notes using the effective interest method. The accretion expense in respect of the debt discount recorded on the issuance of bonus shares and warrants totalled $5,310 for the nine months ended January 31, 2018. The unamortized debt discount as at January 31, 2018 is $12,632 (April 30, 2017 - $17,942).

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

$

Balance, April 30, 2017	742,583

Bonus warrants issuable pursuant to promissory notes (Note 5)	20,861
Change in fair value of warrant derivatives	(629,003)

Balance, January 31, 2018	134,441

I-Minerals Inc. Notes to the Condensed Consolidated Financial Statements For the nine months ended January 31, 2018 and 2017
(Unaudited - Expressed in US dollars except where otherwise indicated)

Warrant Derivative Liabilities

At January 31, 2018, the Company determined the fair value of Warrant Derivative Liabilities to be $134,441 (April 30, 2017 - $742,583) as estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	January 31, 2018	April 30, 2017

Stock price (CAD$)	0.27	0.48
Exercise price (CAD$)	0.32	0.31
Risk-free interest rate (%)	0.73	1.15
Expected life (years)	0.94	1.70
Expected volatility (%)	43	61
Expected dividends ($)	Nil	Nil

7.	SHARE CAPITAL:

Common shares

a)	Authorized:

Unlimited number of common shares, without par value.

The holders of common shares are entitled to receive dividends which are declared from time to time, and are entitled to one vote per share at meetings of the Company. All shares are ranked equally with regards to the Company’s residual assets.

b)	Stock transactions:

During the nine months ended January 31, 2018, the Company completed the following stock transactions:

i)	On July 11, 2017, the Company issued 112,433 common shares with a fair value of $39,375 including 88,089 common shares having a fair value of $29,625 which the Company had committed to issue at April 30, 2017. The common shares were issued as debt discounts pursuant to the Third Promissory Notes (Note 5).

ii)	On January 24, 2018, the Company issued 291,411 common shares with a fair value of $76,500. The common shares were issued as debt discounts pursuant to the Third Promissory Notes (Note 5).

iii)	On January 24, 2018, the Company issued 55,752 common shares with a fair value of $14,005. The common shares were issued as settlement of accrued interest pursuant to the Fourth Promissory Notes (Note 5).

c)	Stock options:

The Company has granted stock options under the terms of its Stock Option Plan (the “Plan”). The Plan provides that the directors of the Company may grant options to purchase common shares to directors, officers, employees and service providers of the Company on terms that the directors of the Company may determine are within the limitations set forth in the Plan. The maximum number of shares available under the Plan is limited to 10% of the issued common shares. The maximum term of stock options is ten years. All stock options vest on the date of grant, unless otherwise stated. As at January 31, 2018, the Company had 2,578,196 stock options available for grant pursuant to the Plan (April 30, 2017 - 2,382,236).

I-Minerals Inc. Notes to the Condensed Consolidated Financial Statements For the nine months ended January 31, 2018 and 2017
(Unaudited - Expressed in US dollars except where otherwise indicated)

The Company’s stock options outstanding as at January 31, 2018 and April 30, 2017 and the changes for the periods then ended are as follows:

	Number Outstanding	Weighted Average Exercise Price (in CAD$)

Balance outstanding at April 30, 2017	6,555,000	0.22
Expired	(150,000)	0.25

Balance outstanding at January 31, 2018	6,405,000	0.22

Balance exercisable at January 31, 2018	5,975,000	0.22

Summary of stock options outstanding at January 31, 2018:

Security	Number Outstanding	Exercise Price (CAD$)	Expiry Date	Remaining Contractual Life (years)

Stock options	1,300,000	0.10	July 30, 2018	0.49
Stock options	260,000	0.15	July 30, 2018	0.49
Stock options	300,000	0.25	July 30, 2018	0.49
Stock options	200,000	0.25	November 19, 2018	0.80
Stock options	150,000	0.25	January 8, 2019	0.94
Stock options	300,000	0.25	May 23, 2019	1.31
Stock options	1,975,000	0.25	January 29, 2020	1.99
Stock options	200,000	0.25	August 4, 2020	2.51
Stock options	1,000,000	0.25	(1)February 25, 2018	0.07
Stock options	20,000	0.22	May 19, 2018	0.30
Stock options	300,000	0.30	July 21, 2021	3.47
Stock options	400,000	0.30	November 3, 2021	3.76
(1)	Subsequent to January 31, 2018, these stock options expired unexercised.

Non-Employee Stock Options

In accordance with the guidance of ASC 815-40-15, stock options awarded to non-employees that are fully vested and exercisable in Canadian dollars are required to be accounted for as derivative liabilities because they are considered not to be indexed to the Company’s stock due to their exercise price being denominated in a currency other than the Company’s functional currency. Stock options awarded to non-employees that are not vested are accounted for as equity awards until the terms associated with their vesting requirements have been met. As at January 31, 2018, there were nil (April 30, 2017 – 300,000) non-employee stock option awards that had not yet vested.

The non-employee stock options are accounted for at their respective fair values and are summarized as follows for the nine months ended January 31, 2018 and 2017:

I-Minerals Inc. Notes to the Condensed Consolidated Financial Statements For the nine months ended January 31, 2018 and 2017
(Unaudited - Expressed in US dollars except where otherwise indicated)

	2018 $	2017 $

Fair value of non-employee options, beginning of the period	446,354	189,207
Fair value of options on vesting	66,796	-
Change in fair value of non-employee stock options during the period	(363,866)	139,185

Fair value of non-employee options, end of the period	149,284	328,392

The Company determined the fair value of its non-employee stock options as at January 31, 2018 and April 30, 2017 using the Black-Scholes option pricing model with the following weighted average assumptions:

	January 31, 2018	April 30, 2017

Stock price (CAD$)	0.27	0.48
Exercise price (CAD$)	0.24	0.23
Risk-free interest rate (%)	0.92	0.83
Expected life (years)	1.17	1.56
Expected volatility (%)	61	59
Expected dividends ($)	Nil	Nil

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

As at January 31, 2018, the unamortized compensation cost of options is $28,560 and the intrinsic value of options expected to vest is $234,056 (CAD$287,725).

Share-based payments are classified in the Company’s Statement of Loss during the nine months ended January 31, 2018 and 2017 as follows:

	2018 $	2017 $

Management and consulting fees	8,632	155,223

	8,632	155,223

d)	Share purchase warrants:

A summary of fully-exercisable share purchase warrants as at January 31, 2018 and April 30, 2017 and the changes for the periods then ended are as follows:

	Number Outstanding	Weighted Average Exercise Price (CAD$)

Balance at April 30, 2017	4,349,932	0.31
Issued	379,339	0.35

Balance at January 31, 2018	4,729,271	0.32

I-Minerals Inc. Notes to the Condensed Consolidated Financial Statements For the nine months ended January 31, 2018 and 2017
(Unaudited - Expressed in US dollars except where otherwise indicated)

Summary of warrants outstanding and issuable at January 31, 2018:

Security	Number Outstanding	Exercise Price ($CAD)	Expiry Date

Warrants	730,848	0.22	December 31, 2018(1)
Warrants	242,545	0.23	December 31, 2018(1)
Warrants	194,344	0.24	December 31, 2018(1)
Warrants	37,203	0.245	December 31, 2018(1)
Warrants	393,058	0.255	December 31, 2018(1)
Warrants	192,206	0.259	December 31, 2018(1)
Warrants	126,843	0.265	December 31, 2018(1)
Warrants	198,750	0.272	December 31, 2018(1)
Warrants	129,967	0.290	December 31, 2018(1)
Warrants	95,781	0.291	December 31, 2018(1)
Warrants	100,373	0.295	December 31, 2018(1)
Warrants	101,095	0.298	December 31, 2018(1)
Warrants	49,294	0.299	December 31, 2018(1)
Warrants	150,246	0.310	December 31, 2018(1)
Warrants	65,514	0.320	December 31, 2018(1)
Warrants	58,059	0.330	December 31, 2018(1)
Warrants	58,496	0.335	December 31, 2018(1)
Warrants	35,997	0.383	December 31, 2018(1)
Warrants	30,139	0.405	December 31, 2018(1)
Warrants	34,031	0.420	December 31, 2018(1)
Warrants	40,761	0.460	December 31, 2018(1)
Warrants	25,621	0.470	December 31, 2018(1)
Warrants	63,756	0.475	December 31, 2018(1)
Warrants	24,344	0.540	December 31, 2018(1)
Warrants	1,550,000	0.40	January 31, 2019
Notes:
(1)	The warrants are exercisable until the earlier of the date disclosed or the date that the promissory note advance, including interest, is repaid (Note 5).

8.	RELATED PARTY TRANSACTIONS:

During the nine months ended January 31, 2018, management and consulting fees of $72,000 (2017 - $72,185) were charged by RJG Capital Corporation, a wholly-owned company of W. Barry Girling, Director. Wayne Moorhouse, Director, charged $2,491 (2017 - $2,179) in management and consulting fees. $17,851 (2017 - $20,096) was charged by Malaspina Consultants Inc. for the services of Matt Anderson, CFO, and are included in professional fees. John Theobald, Director, charged $56,938 (2017 - $36,542) in mineral property expenditures.

Included in accounts payable and accrued liabilities are amounts owed to directors or officers or companies controlled by them. As at January 31, 2018, the amount was $197,790 (April 30, 2017 – $197,954). All amounts are non-interest bearing, unsecured, and due on demand.

The promissory notes received from a company controlled by a director (Note 5) are related party transactions.

9.	SEGMENT DISCLOSURES:

The Company considers its business to comprise a single operating segment being the exploration and development of its resource property. Substantially all of the Company’s long-term assets and operations are located in Latah County, Idaho.

10.	NON-CASH TRANSACTIONS:

Investing and financing activities that affect recognized assets or liabilities but that do not result in cash receipts or cash payments are excluded from the consolidated statements of cash flows. During the nine months ended January 31, 2018, the following transactions were excluded from the consolidated statement of cash flows:

I-Minerals Inc. Notes to the Condensed Consolidated Financial Statements For the nine months ended January 31, 2018 and 2017
(Unaudited - Expressed in US dollars except where otherwise indicated)

a)	The commitment to issue 379,339 common shares at the fair value of $101,250 and 379,339 warrants at the fair value of $20,861 pursuant to the promissory notes; and,

b)	Interest of $1,797,594 and the $168,152 loan extension fee were deemed advances under the Third Promissory Notes.

During the nine months ended January 31, 2017, the following transactions were excluded from the consolidated statement of cash flows:

a)	The commitment to issue 534,480 common shares at the fair value of $119,644 and 534,480 warrants at the fair value of $55,239 pursuant to the promissory notes.

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

The Company is engaged in the development of our Helmer-Bovill industrial minerals property (the “Helmer-Bovill Property”).  The Helmer-Bovill Property, in which we hold a 100% interest, is comprised of 11 mineral leases totaling 5,140.64 acres located approximately 6 miles northwest of Bovill, Latah County, Idaho.  Since inception, the Company has been in the exploration stage but moved into the development stage in fiscal 2018.

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

On February 26, 2018, we appointed John Theobald as President and CEO of the Company to replace outgoing President and CEO, Thomas Conway.

Mr. Theobald has over thirty-five years in the international mining industry and has been involved with exploration, business development, operations, investments and capital markets.  Most recently, Mr. Theobald was a director of ASX listed High Peak Royalties Ltd, director, CEO & COO of London and TSX listed royalty company Anglo Pacific Group plc, and served as Chairman of First Coal Corporation which was successfully sold to Xstrata plc for C$147 million.  From 1999 to 2008 he held a number of senior positions with Sibelco, a major industrial minerals group, where he gained significant experience of kaolin, feldspar, clay and quartz markets and operations. Mr. Theobald has a B.Sc. with Honours in Geology from the University of Nottingham, is a Chartered Engineer with the UK Engineering Council, Fellow of the Institute of Materials Minerals and Mining (UK) and Member of the Institute of Directors (UK).

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

Outlook

Our focus continues to be the detailed assessment of all our mineral assets and advancing the Bovill Kaolin Project towards production.  The process of producing minerals through pilot plant work includes shipping the unprocessed primary clay to Ginn Mineral Technologies (“GMT”) where the sand fraction (quartz and K-spar) is separated from the clay fraction (kaolin and halloysite).  GMT then sends the sand fraction on to Minerals Research Laboratory at North Carolina State University (“MRL”) where the K-spar is separated from the quartz through flotation.  GMT separates the halloysite and kaolinite into marketable products.

A series of bulk samples has been completed at GMT and MRL.  The most recently completed pilot plant included the production of halloysite and kaolin.  The Company tested a new method of heating the kaolin to make metakaolin.  This technology, known as flash calcination, has resulted in the highest quality of metakaolin produced to date.

At present we have inventory of all minerals for distribution to customers.  Fine grinding of quartz and K-spar still needs to be completed.

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

Based upon opportunities identified in various marketing reports as well as internal marketing efforts and customer leads generated through the website, strong interest has been generated in all our mineral products with ever increasing interest in the K-spar.  Samples continue to be sent to customers for testing and the response has been very favorable.

Results of Operation

Nine months ended January 31, 2018

We recorded a loss of $1,816,471 ($0.02 per share) for the nine months ended January 31, 2018 as compared to a loss of $3,724,839 ($0.04 per share) for the nine months ended January 31, 2017.  The decrease in the loss recorded for the nine months ended January 31, 2018 as compared to the nine months ended January 31, 2017 is the net result of changes to a number of expenses.  Of note are the following items:

  Management and consulting fees of $83,123 (2017 - $247,047) are comprised of fees to manage our Company and stock-based compensation.  The stock-based compensation recognized in the current period was $8,632 (2017 - $155,223).  Approximately 25% of the fees to manage our Company are charged to management and consulting fees and the other 75% is charged to mineral property expenditures and/or capitalized to mineral property interest.
  Mineral property expenditures of $336,892 (2017 - $1,055,024) are costs incurred on our Helmer-Bovill Property.  The expenditures in the current period are pre-development costs that have been expensed during the period.  The Company also capitalized $579,313 of development costs to the balance sheet during the period.  The main components of capitalized costs during the current period included engineering and consulting ($216,358) and metallurgy ($218,130).  In May 2017, the Company completed permitting work.  During the current period, the Company continues to optimize the metallurgical processes and detailed engineering.
  General and miscellaneous expenses of $354,092 (2017 - $523,486) are comprised of office and telephone expenses, payroll taxes, medical benefits, insurance premiums, travel expenses, promotional expenses, shareholder communication fees, transfer agent fees and filing fees.  The decrease during the current period was due primarily to a decrease in mineral marketing activities as well as investor relations activities.

  Professional fees of $195,992 (2017 – recovery of $133,157) include legal fees, audit fees and financial consulting fees.
  Accretion expense of $403,893 (2017 - $363,386) is the amortization of the fair value of bonus shares and bonus warrants issued to the lender of the promissory notes as well as the loan extension fee.  The bonus shares,  bonus warrants and loan extension fee are amortized over the life of the promissory notes.
  Interest expense of $1,413,245 (2017 - $1,159,725) is from promissory notes that bear interest at a rate of 12% per year.  Interest increased as additional funds were advanced.  An additional $54,259 of interest expense was incurred and it was capitalized to mineral property interest.
  We recorded a gain on change in fair value of derivative liabilities of $992,869 (2017 – loss of $504,426).  The change in fair value of derivative liabilities is based on the change in remaining term of derivative instruments and our stock price.  The derivatives include warrants as well as stock options granted to non-employees.  The derivative liabilities do not represent cash liabilities.

Three months ended January 31, 2018

We recorded a loss of $706,969 for the three months ended January 31, 2018 as compared to a loss of $1,155,246 for the three months ended January 31, 2017.  The decrease in the loss recorded for the three months ended January 31, 2018 as compared to the three months ended January 31, 2017 is the net result of changes to a number of expenses as noted above under the nine months ended January 31, 2018 and 2017.  In particular, there was a reduction in mineral property expenditures from $387,812 to $119,765 as well as an increase in the change in fair value of derivative liabilities from a loss of $397,621 to a gain of $152,809.

Liquidity and Capital Resources

Our aggregate operating, investing and financing activities during the nine months ended January 31, 2018 resulted in a net cash outflow of $53,459 (2017 – inflow of $280,122).  As at January 31, 2018, we had a working capital deficiency of $1,091,252, including cash of $233,823.

During the nine months ended January 31, 2018, $2,374,317 was used in operations before changes in non-cash operating working capital items (2017 - $2,700,138).  The decrease in these cash flows was due primarily to a decrease in mineral property expenditures.  During the nine months ended January 31, 2018, we spent $547,971 on investing activities (2017 - $nil) and we received $1,350,000 from financing activities (2017 - $1,920,574).

We have been financed by advances pursuant to promissory notes advanced by BV Lending LLC, an entity controlled by Allen L. Ball, a member of our Board of Directors and our largest shareholder (the “Lender”).  During the nine months ended January 31, 2018, the Company was receiving advances pursuant to the Third Promissory Notes.  As at January 31, 2018, the balance of the Third Promissory Notes was $17,774,403.

The First, Second and Third Promissory Notes had a maturity date of December 2, 2017.  On October 25, 2017, the Company entered into an amending agreement with BV Lending LLC, which extended the maturity date to March 31, 2019.  Certain conditions may result in early repayment.[MA1]

An additional CAD$250,000 promissory note was issued in March 2017 by an arm’s-length lender with a maturity date of December 31, 2018.

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

As the Company has been using debt to finance the development activities, interest expense relating to the capitalized costs are included as capitalized development costs.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable

Item 4. Controls and Procedures.

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of January 31, 2018. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of January 31, 2018.  There were no material changes in the Company’s internal control over financial reporting during the third quarter of fiscal 2018.

PART II

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

There have been no material changes from the risk factors as previously disclosure in our Annual Report on Form 10-K which was filed with the SEC on July 27, 2017.

Item 2. Sale of Unregistered Securities.

All unregistered sales of equity securities during the period covered by the Quarterly Report were previously disclosed in our current reports on Form 8-K and our Annual Report on Form 10-K other than the following:

i)	On July 11, 2017, the Company issued 112,433 common shares with a fair value of $39,375. The common shares were issued in accordance with the terms of loan agreements. The securities were issued pursuant to the provisions of Rule 506 of Regulation D of the Securities Act as the creditor represented that it was an accredited investor as defined in Rule 501 of Regulation D.

ii)	On January 24, 2018, the Company issued 291,411 common shares with a fair value of $76,500. The common shares were issued in accordance with the terms of loan agreements. The securities were issued pursuant to the provisions of Rule 506 of Regulation D of the Securities Act as the creditor represented that it was an accredited investor as defined in Rule 501 of Regulation D.

iii)	On January 24, 2018, the Company issued 55,752 common shares with a fair value of $14,005. The common shares were issued as settlement of accrued interest pursuant to the Fourth Promissory Notes. The securities were issued pursuant to the provisions of Rule 506 of Regulation D of the Securities Act as the creditor represented that it was an accredited investor as defined in Rule 501 of Regulation D.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act (The “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the nine months ended January 31, 2018, our U.S. development property was not subject to regulation by the Federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977 (the "Mine Act").

Item 5. Other Information.

None

Item 6. Exhibits.

(a)           Exhibits

3.1	Certificate of Continuation.(2)
3.2	Articles of Continuance.(2)
3.3	Certificate of Amendment.(2)
3.4	Articles of Amendment.(2)
3.5	By-Laws.(2)
10.1	Assignment Agreement with Contingent Right of Reverter dated August 10, 2002, between the Company, Idaho Industrial Minerals, LLC and Northwest Kaolin Inc.(2)
10.2	Amendment and Ratifications of Assignment Agreement with Contingent Right of Reverter dated August 10, 2005, between the Company, Idaho Industrial Minerals, LLC and Northwest Kaolin Inc.(2)
10.3	Second Amendment and Ratifications of Assignment Agreement with Contingent Right of Reverter dated August 10, 2005, between the Company, Idaho Industrial Minerals, LLC and Northwest Kaolin Inc.(2)
10.4	Third Amendment and Ratifications of Assignment Agreement with Contingent Right of Reverter dated August 10, 2008, between the Company, Idaho Industrial Minerals, LLC and Northwest Kaolin Inc.(2)
10.5	Fourth Amendment and Ratifications of Assignment Agreement with Contingent Right of Reverter dated January 1, 2010, between the Company, Idaho Industrial Minerals, LLC and Northwest Kaolin Inc.(2)
10.6	Employment Agreement dated April 1, 2013 between the Company and Thomas M. Conway.(2)
10.7	Loan Agreement dated September 13, 2013 between the Company and BV Lending LLC.(2)
10.8	Stock Option Plan.(1)
10.9	Sales Agreement dated April 28, 2014 between I-Minerals USA, Inc. and Pre-Mix, Inc.(2)
10.10	Loan Agreement dated February 18, 2015 between the Company and BV Lending LLC.(3)
10.11	Amendment Agreement dated December 1, 2015 between the Company and BV Lending LLC.(4)
10.12	Loan Agreement dated June 1, 2016 between the Company and BV Lending LLC. (5)
10.13	Amending Agreement dated October 25, 2017 between the Company and BV Lending LLC. (6)
10.14	Amending Agreement dated January 18, 2018 between the Company and BV Lending LLC.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (Rule 13a-14 and 15d-14 of the Exchange Act)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (Rule 13a-14 and 15d-14 of the Exchange Act)
32.1	Certification of Chief Executive Officer pursuant to pursuant to Section 1350 of Title 18 of the United States Code
32.2	Certification of Chief Financial Officer pursuant to pursuant to Section 1350 of Title 18 of the United States Code
Notes:
(1)	Filed as an exhibit to our Registration Statement on Form 10 filed with the SEC on November 17, 2014.
(2)	Filed as an exhibit to our Registration Statement on Form 10/A filed with the SEC on December 24, 2014.
(3)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on March 11, 2015.
(4)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on December 7, 2015.
(5)	Filed as an exhibit to our Form 10-Q filed with the SEC on September 14, 2016.
(6)	Filed as an exhibit to our Form 10-Q filed with the SEC on December 15, 2017.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

I-MINERALS INC.

Date:	March 14, 2018	By:	/s/ John Theobald
JOHN THEOBALD
Chief Executive Officer and President
(Principal Executive Officer)

Date:	March 14, 2018	By:	/s/ Matthew Anderson
MATTHEW ANDERSON
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)