Form 10-K
period 2018-04-30
I-Minerals Inc
filed 2018-08-03
CIK 1405663

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[ x ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: April 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.

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

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $12.4 million, based upon the closing sale price of the registrant’s common stock as reported by the TSX Venture Exchange on October 31, 2017 and converted to USD based on the Bank of Canada noon rate as of the same date.

As of August 2, 2018, the registrant had 90,431,955 outstanding shares of common stock.

I-Minerals Inc.
TABLE OF CONTENTS

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

Our principal executive office is located at Suite 880, 580 Hornby Street, Vancouver, British Columbia, Canada and our telephone number is (877) 303-6573.  Our operations office is located at 13403 N. Government Way, #102, Hayden, Idaho.

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

  Economic Analysis
    US$386 million Pre-Tax NPV; US$249.8 million After Tax NPV using a 6% discount rate and prior to the recent reduction in the US corporate tax rate.
    31.6% Pre-Tax IRR; 25.8% After Tax IRR prior to the recent reduction in the US corporate tax rate.
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

Three Year History

During the last three fiscal years, our operations completed a feasibility study on the Bovill Kaolin Project in mid-2016.  Subsequent efforts have been focused on optimization of the process flow sheet.  This work has included an independent review of the capital and operating costs by MillCreek Engineering of Salt Lake City , Utah that in turn has led to additional pilot plant work including the use of hydro cyclones in the place of a screw classifier for the initial clay (halloysite and Kaolinite) and sand (quartz and k-spar) separation and the testing of a flash calciner as a replacement for the traditional  horizontal kiln – calciner.

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

During 2016 and 2017 approximately 500 tons of tailings were sold to a third party.  Road improvement issues precluded additional sales.

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

Kaolin and Metakaolin

Kaolin is a raw material used in the ceramic industry, especially in fine porcelains.  Large quantities of kaolin are used in paper coating, filler, paint, plastics, fiberglass, catalysts, and other specialty applications. It is also used as a key ingredient in natural pesticides that are suitable for organic farming applications.

When kaolin is heated to about 850°, it is transformed into a dehydrated phase called "metakaolin."  Metakaolin is considered a premium pozzolanic material as it adds strength and durability to cement based products.  When metakaolin is added to cement-based mortars, it causes an aggressive reaction with calcium hydroxide (lime), turning the lime into a cementitious material yielding cement with enhanced performance characteristics including increased strength; reduced permeability; greater durability; effective control of efflorescence; and control of degradation caused by Alkali-Silica Reaction.  A bridge deck in a northern climate where it is subject to the wear and tear associated with plowing and salting is a prime metakaolin application.  We are continuing long term testing process of several metakaolin products produced from the Bovill Kaolin deposits and have received ASTM C-618 certification for two of our products indicating the Bovill Metakaolin is an accredited pozzolan that meets all strength and water consumption requirements.  ASTM C-618 certification is a prerequisite for sales into the cement industry.  Pilot plant testing of flash calcination technologies has lowered water consumption even further below ASTM C-618 standards.  Additional testing is focused on optimizing the fineness of the grind or particle size to create the metakaolin product that provides the greatest strength while meeting the water requirement criteria.

Our target market for metakaolin is the North American concrete and infrastructure industry.  Premium white metakaolin is currently priced at $400 - $500 per ton in the Pacific Northwest due to the transportation costs to bring it from the southeastern USA.  We are targeting applications where color is not as important and pricing used in the 2016 FS is $231 per ton.  The 2016 FS forecasts average annual production of about 40,000 tons of Bovill Metakaolin and we have non-binding letters of interest from various cement and construction companies for tonnage well in excess of this amount.

Halloysite

We plan to sell Halloysite on a worldwide basis.  Halloysite is chemically identical to kaolin but morphologically different.  Kaolins tend to form plate like sheets whereas halloysite take on a tubular shape depending on the amount of H2O present in the interlayer.  Much of the value of halloysite is generated by its tubular shape which can only be seen through very powerful microscopes and are commonly referred to as halloysite nanotubes and abbreviated as HNTs.

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

We are planning on producing two halloysite products.  The first branded HalloPureÒ will be about 70% halloysite and 30% kaolinite and will target the plastic and polymer and certain filtration applications.  The second is branded ULTRA HallopureÒ and will be in excess of 90% halloysite and less than 10% kaolinite.  Both are considered high value products.  In the 2016 FS, halloysite production varied from about 10,000 tons to 15,000 tons per year, split equally between the two halloysite products.  HalloPureÒ was priced at about $700 per ton and ULTRA HallopureÒ at about $1,400 per ton.

To date we have received interest in our HNTs from a number of companies in a wide range of industries including: personal care products, nano-composites, fire retardants, biocides, plastic fillers, animal feed, paint, cosmetics, wound care treatment and ceramics.  Most of these companies have received samples of our products produced at recent pilot plants with some companies receiving up to 50 kg for bench scale product testing.  We have also provided samples free of charge to over twenty universities to help with the development of other new HNT applications.  Currently we have non-binding expressions of interest approximately equal to forecast production.

Quartz

Quartz (SiO2 or silicon dioxide) is crystalline silica, the second most common mineral in the crust of the earth. It is known for its hardness and is well known for its use in glass. However, different types of glass require different SiO2 purity levels with some types of glass requiring the SiO2 content in quartz to have purity levels in the 97-99% range to be suitable.  Although silicon dioxide is abundant, not all deposits are chemically identical, with the SiO2 purity and the levels of various trace element impurities varying across different deposits. Contamination of quartz can be from mineral and fluid inclusions and non-silica elements entering atomic sites usually occupied by silicon and oxygen.  Our quartz operations at the Bovill Kaolin Project will focus on two levels of purity in excess of 99.8% SiO2 and is assessing market demand for additional grades of quartz including a more standard glass grade product.  Additional products could be produced using the flotation circuits as designed pursuant to the feasibility study.

We have branded the quartz products TrueQÒ.  The least pure product is TrueQÒ-1 where the “1” indicates the material has been processed once through flotation.  The high purity product is TrueQÒ-3 where the “3” indicates the material has been floated three times to remove the maximum amount of impurities possible.  Bench scale production at the recent pilot plant indicates the TrueQÒ-1 will grade 99.86% SiO2 or higher and the TrueÒQ-3 99.97% SiO2 or higher.  The TrueQÒ-1 will be offered in three different grinds or particle size: 50 mesh, 200 mesh and 325 mesh.  “Mesh” references the number of openings in a 1 inch by 1 inch screen.  As additional work and expense is required to further grind the basic 50 mesh product into finer grained products (200 or 325 mesh products), the finer grind products sell at higher prices than the basic 50 mesh product.

The 2016 FS foresees total quartz production (TrueQÒ-1 and TrueQÒ-3) of approximately 108,000 tons per year.  The higher value TrueQÒ-3 markets will be harder to enter due to more stringent testing and competition.  Accordingly, the 2016 FS does not foresee reaching full TrueQÒ-3 production capacity until the third year of production with a significant discount offered to gain business in the first year.  Pricing for the True Q1 ranges from $100 to $350 per ton depending on the fineness of grind (particle size) together with the customer’s volume and delivery method.  Once markets for the TrueQÒ-3 have been established (2 year delay) the 2016 FS contemplates a price of approximately $600 per ton.  Currently we have non-binding expressions of interest equal to two times production capacity from producers of paint, solar glass, optical glass, art glass, glass bulbs, and liquid crystal display (“LCD”) glass in North America and Asia.

Potassium-Feldspar (“K-spar”)

K-spar is primarily used in ceramic bodies and glazes.  Our latest pilot plant test to produce K-spar returned grades in excess of 14% K2O with low iron and high alumina.  A high quality K-spar product has high K2O, high alumina and low iron.  Iron tends to cause a darkening of the glaze when the ceramics are heated to high temperatures in a kiln.  The quality of the K-spar produced in the pilot plant exceeds virtually all other commercially available K-spar products.  The North American market is currently in short supply and the sole producer is offering a product of 9.5% - 10.0% K2O and about twice the iron (Fe) content of our K-spar.  The shortage is driven by the largest producer in the United States shut down production at its Georgia operations in December 2014 when it ran out of reserves after 57 years of production.  This company is attempting to service the North American market with a more expensive European K-spar product.  The ceramics industry has extensively tested our K-spar product and it has been favorably written up in trade publications.  Interest in the K-spar product that will be marketed under the brand name FortisparÒ is very strong.

Similar to quartz, we will offer our FortisparÒ in three grinds or particle sizes; a basic 30 mesh product as well as 200 and 325 mesh fine grind products.  FortisparÒ will be sold primarily into K-spar North American ceramics and glass industries.  We also plan to focus on producers of high clarity glass, ceramics, sanitary ware, tableware, and paint.  Industrial and marine paint manufacturers also use an ultra-fine grind variety of feldspar.  Pricing of our FortisparÒ product in the 2016 FS ranged from $217 per ton for the basic 30 mesh product up to $400 per ton for small quantiles of the fine ground product.  We currently have non-binding expressions of interest in our K-spar product in excess of our production capacity.

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

A reclamation bond of US$7,600 has been posted to cover the current plan of operations. The Storm Water Pollution Prevention Plan (SWPPP) has been publicly noted without objection as of November 16, 2012.  The Company does not view the current environmental liability to be material as of April 30, 2018 as the amount is estimated to be below $5,000.  Under our ORP, we will be required to pay a reclamation bond of approximately $3,000,000.

Employees

As of the date of this annual report, we have three full time employees in Idaho, and the Chief Executive Officer in the United Kingdom.

Research and Development

We have not incurred any research and development expenditures since our inception.

Patents and Trademarks

As of June 16, 2017, The United States Patent and Trademark Office issued the company Certificates of Registration for the following marks: FortisparÒ (K feldspar), TrueQÒ (quartz), HalloPureÒ (standard halloysite), ULTRA HalloPureÒ (high purity halloysite) and I-MineralsÒ.

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

Because we are a development stage company, our business has a high risk of failure.

We are a development stage company that has incurred net losses since inception, we have not attained profitable operations and we are dependent upon obtaining adequate financing to complete our exploration activities.  The success of our business operations will depend upon our ability to obtain further financing to complete our development of the Bovill Kaolin Project and to attain profitable operations. If we are not able to complete a successful exploration program and attain sustainable profitable operations, then our business will fail.

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

You should be aware of the difficulties normally encountered by mineral exploration and development companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the development of our property that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to development, and additional costs and expenses that may exceed current estimates.

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

Because of the inherent dangers involved in mineral exploration and development, there is a risk that we may incur liability or damages as we conduct our business.

The search for and development of valuable minerals involves numerous hazards.  As a result, we may become subject to liability for such hazards, including pollution, cave-ins and other hazards against which we cannot insure or against which we may elect not to insure. At the present time we have no coverage to insure against these hazards. The payment of such liabilities may result in our inability to complete our planned development program and/or obtain additional financing to fund our development program.

Because the prices of minerals fluctuate, if the price of minerals for which we are developing decreases below a specified level, it may no longer be profitable to explore for those minerals and we will cease operations.

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

If we are unable to commence commercial production or renew our leases on our Helmer-Bovill Property by March 1, 2023, we may lose our entire interest in our Helmer-Bovill Property.

Our interest in the Helmer-Bovill Property is comprised of mineral leases issued by the State of Idaho.  The mineral leases are in good standing until March 1, 2023 (the “Expiry Date”) and will continue to be in good standing after the Expiry Date provided that we are carrying out mining operations on those mineral leases.  If we are unable to commence commercial production or renew our mineral leases by March 1, 2023, we may lose our entire interest in our Helmer-Bovill Property.  The loss of our mineral leases would adversely affect our business.

There are environmental risks associated with mineral exploration and development.

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

We face significant competition in the mineral exploration and development industry.

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

In addition, the market price of our common shares may be volatile, which could cause the value of our common shares to decline. Securities markets experience significant price and volume fluctuations. This market volatility, as well as general economic conditions, could cause the market price of our common shares to fluctuate substantially. Many factors that are beyond our control may significantly affect the market price of our shares. These factors include:

(a)	price and volume fluctuations in stock markets;
(b)	changes in our operating results;
(c)	any increase in losses from levels expected by securities analysts;
(d)	changes in regulatory policies or law including changes to the laws and policies around mineral leases;
(e)	operating performance of companies comparable to us; and
(f)	general economic trends and other external factors.

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

The JOBS Act will allow us to postpone the date by which we must comply with certain laws and regulations and to reduce the amount of information provided in reports filed with the SEC. We cannot be certain if the reduced disclosure requirements applicable to “emerging growth companies” will make our common shares less attractive to investors.

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

Notwithstanding the above, we are also currently a “smaller reporting company”, meaning that we are not an investment company, an asset-backed issuer, or a majority-owned subsidiary of a parent company that is not a smaller reporting company and have either: (i) a public float of less than $250 million, or (ii) annual revenues of less than $100 million during the most recently completed fiscal year and (A) no public float, or (B) a public float of less than $700 million. In the event that we are still considered a “smaller reporting company”, at such time we cease being an “emerging growth company”, the disclosure we will be required to provide in our SEC filings will increase, but will still be less than it would be if we were not considered either an “emerging growth company” or a “smaller reporting company”.  Specifically, similar to “emerging growth companies”, “smaller reporting companies” are able to provide simplified executive compensation disclosures in their filings; are exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that independent registered public accounting firms provide an attestation report on the effectiveness of internal control over financial reporting; are not required to conduct say-on-pay and frequency votes until annual meetings occurring on or after January 21, 2013; and have certain other decreased disclosure obligations in their SEC filings, including, among other things, only being required to provide two years of audited financial statements in annual reports.  Decreased disclosures in our SEC filings due to our status as an “emerging growth company” or “smaller reporting company” may make it harder for investors to analyze the Company’s results of operations and financial prospects.

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

Item 1B. Unresolved Staff Comments.

None

Item 2. Properties.

We currently do not own any real property.  We currently sub lease on a month to month basis an office space located at Suite 880, 580 Hornby Street, Vancouver, BC Canada V6C 3B6, consisting of approximately 256 square feet at a cost of $1,500 per month.  We currently lease on a month to month basis an office space located at 13403 N. Government Way, Suite 102, Hayden, ID 83835, consisting of approximately 800 square feet at a cost of $1,000 per month.

HELMER-BOVILL PROPERTY

We own a 100% interest in our lead mineral project called the Helmer-Bovill Property.  Our activities at the Helmer-Bovill Property are focused on developing the Bovill Kaolin Project and the WBL Tailings Project, which are located within the Helmer-Bovill Property.

The mineral leases are in good standing until March 1, 2023 at which time they will be held by us contingent on production pursuant to the statutory language of Idaho Code 47-704(2).

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

The Helmer-Bovill Property is located at geographical coordinates 46° 52' 43.5" N. latitude and 116° 25' 47.2" W longitude (State Plane, NAD 83, Zone 1103, Idaho West: 1 900 717 N, 2 454 671 E) in Latah County, Idaho, USA.  The property currently totals 5,140.6 acres. The mineral leases are not adjoining but are situated within three surveyed townships near the town of Bovill, Idaho.

Figure 1.  Location of the Helmer-Bovill Property

Figure 2.  Location of Mineral Leases

The Helmer-Bovill Property area is located on endowment lands owned and administered by the IDL. These and other IDL holdings across the state of Idaho were granted to the state in 1890 by the federal government on the condition they produce maximum long-term financial returns for public schools and other beneficiaries. Therefore, IDL has a mandate for these lands to produce revenue to support the state’s public-school system and other state institutions. To achieve this, IDL manages these properties primarily for profit through the production of timber, livestock grazing, and the extraction of mineable materials.

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

In 2002, we acquired from IIM, through our wholly owned subsidiary i-Minerals USA Inc., 16 State of Idaho mineral lease applications in Latah County, Idaho, to cover deposits of feldspar, kaolin, and quartz located near Bovill, Idaho. In 2003, we converted these applications to ten mineral leases and subsequently obtained two more mineral leases. Renewal applications for all 12 leases were filed on April 27, 2012 with a US$3,000 application fee. As part of the renewal process, Idaho converted the 12 mineral leases into 10 revised mineral leases which were issued on February 28, 2013. Subsequently, during 2013 the State of Idaho granted one additional mineral lease to us. At this time, we hold 11 mineral leases totaling 5,140.64 acres. All current leases are valid until 2023. Due to recent changes in the law, we are exploring various options for renewal.  All leases are subject to rental fees of US$1.00/acre/y and a production royalty of 5 percent of gross proceeds.

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

Location, Access and Infrastructure

The Helmer-Bovill Property is accessed by road from the town of Lewiston by following U.S Highway #12 to State Highway ID-3 N to Deary and then State Highway ID-8 E for 4 mi, then turning left on Moose Creek Road/National Forest Road 381 and following for 5.5 miles. ID-3 S/ID-8 W is an improved two-lane road, while Moose Creek Road/National Forest Development Road 381 is a dirt/gravel road that provides access to State and Federal lands. In addition, access to specific areas to be mined will require either upgrades to former logging roads or construction of new access roads.

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

The WBL Tailings Project hosts K-spar and quartz.  The tailings were deposited on a gently east-northeast sloping hillside and also with an impoundment structure located at the base of the slope.  Exploration trenches indicate the tailings are in excess of 17 ft. deep in most places.  In general, the sloping portions of the tailings are composed of coarser material and the flat lying portions at the base of the slope are composed of relatively finder materials.  The tailings appear to be continuous based on observations from test pits.

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

The bench-scale testwork conducted by GMT demonstrated the responsiveness of the clay to conventional physical and chemical beneficiation methods. The bench-scale testing results were further reinforced with five pilot plant demonstrations. The first two were conducted in July 2008 and July 2010 and were modest in scale. Subsequently, three additional small-scale pilot tests were conducted to explore alternative process flowsheet arrangements. The data generated from these tests confirmed the results of the previous tests, both quantitatively and qualitatively, including definition of the circuit for the recovery of halloysite.

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

2016 Feasibility Study

In March 2016, we announced the completion of our feasibility study on the Bovill Kaolin Project in accordance with NI 43-101.  The 2016 FS was filed on SEDAR on April 20, 2016 and is titled “NI 43-101 Technical Report – Feasibility Study – Bovill Kaolin Project – Latah County, Idaho, USA” dated March 17, 2016 and prepared by GBM Engineers LLC, Mine Development Associates, HDR Engineering Inc., SRK Consulting (U.S.), Inc. and Tetra Tech, Compiled By GBM Project Number: 0530.

A summary of the project economics contained in the 2016 FS is set forth below.

Economic Analysis

The economic analysis results of the Bovill Kaolin Project indicate an NPV 6% of US$385.8 million and an IRR of 31.6% on a pre-tax basis.  An after-tax basis (prior to the recent reduction in the US corporate tax rate) analysis indicates an NPV 6% of US$249.8 million with an IRR of 25.8%.  Our analysis estimates that payback will be 3 years from the start of production.  The economic analysis is based on the following assumptions and estimates:

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

  a sand pilot plant to confirm the grades and recoveries of the K-spar and quarts
  A clay pilot plant to confirm the increased clay yield (30% vs 22% in feasibility study) through the use of hydrocyclone technologies for the initial sand / clay separation (vs screw classifier technology in the feasibility study)
  Kaolin product development optimize grind and calcine temperature to make the most reactive product
  Complete transportation and market studies for current understanding of markets, competition and transportation costs
  Complete a Front End Engineering Design (“FEED”) study to incorporate flow sheet changes in current pilot plants
  Pump tests to confirm water availabilities and other water related work
  Continued marketing and engineering efforts

The detailed engineering and construction time is forecast to be a minimum of 18 months and a maximum of 30 months from the completion of the production financing to raise the capital costs as set out in the 2016 FS:

Sand pilot plant	$ 250,000
Clay pilot plant	355,000
Kaolin product development	65,000
Market Study	280,000
Transportation Study	200,000
FEED Study	1,100,000
Water work & permit	180,000
Marketing	350,000
Engineering - other	230,000
Admin	260,000
Overhead	635,000
Sub total	3,905,000
Contingency	585,750
Total	$ 4,490,750

Item 3. Legal Proceedings.

None.

Item 4. Mine Safety Disclosures.

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act (The “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the fiscal year ended April 30, 2018, our U.S. exploration properties were not subject to regulation by the Federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977 (the "Mine Act").

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Holders of Our Shares

As of the date of this Form 10-K, there were 133 registered shareholders.

Market Information

Our common shares trade in Canada on the TSX Venture Exchange under the symbol “IMA,” and over-the-counter in the United States on the OTCQB marketplace under the symbol “IMAHF.”  The following is the high and low close information for our common stock during each fiscal quarter of our last two fiscal years on the TSX Venture Exchange and the OTCQB.

	TSXV		OTCQB*
	High	Low	High	Low
	CAD	CAD	USD	USD
Q1 ended Jul. 31, 2016	$0.34	$0.22	$0.251	$0.174
Q2 ended Oct. 31, 2016	$0.34	$0.27	$0.26	$0.2069
Q3 ending Jan. 31 2017	$0.415	$0.27	$0.3207	$0.1965
Q4 ending April 30, 2017	$0.48	$0.38	$0.3622	$0.2872
Q1 ended Jul. 31, 2017	$0.60	$0.27	$0.443	$0.2657
Q2 ended Oct. 31, 2017	$0.43	$0.285	$0.3549	$0.22
Q3 ending Jan. 31 2018	$0.36	$0.235	$0.258	$0.177
Q4 ending April 30, 2018	$0.345	$0.255	$0.2609	$0.2065
Q1 ending Jul 31, 2018**	$0.27	$0.20	$0.2101	$0.142
* High and low bid information for the OTCQB was not available for the above periods. For the periods presented, prices represent high and low closing prices during the period.
** Through July 31, 2018.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth details of all our equity compensation plans as of April 30, 2018.  As at April 30, 2018, our equity compensation plans consisted solely of our Stock Option Plan, which was approved by our shareholders on December 7, 2016.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	6,405,000	CAD$0.22	2,578,196
Equity compensation plans not approved by security holders	-	-	-
Total	6,405,000	CAD$0.22	2,578,196

Stock Option Plan

We received shareholder approval, on December 18, 2017, of our “rolling” stock option plan (the “Stock Option Plan”) whereby 10% of the number of our issued and outstanding shares at any given time may be reserved for issuance pursuant to the exercise of options. The TSX Venture Exchange requires that listed companies that have “rolling” stock option plans in place receive shareholder approval of such plans on a yearly basis at the Company’s annual general meeting.

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

As recommended in the 2016 FS, we are about to begin the contemplated utility surveys and are undertaking additional pilot plant work to produce customer samples for marketing purposes and the related testwork for final equipment selection.  Two pilot plants are currently ongoing with the first producing metakaolin and halloysite and the second producing quartz and K-spar.  Additional work is also ongoing to finalize the process plant water balance and utilities consumptions.  This work together with the General and Administrative expenses related in part to our continuing financing efforts are estimated to cost about USD$4,490,750.

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

Three bulk samples are currently completed or being processed at both GMT and MRL.  Processing of the first of the three bulk samples is complete.  Processing of the second bulk sample has been completed at GMT and the K-spar float was completed at MRL.  The third bulk sample has been separated at GMT and the minerals are being dried with the kaolin being prepared for calcination.  The sand fraction has been sent to MRL where it is drying in preparation for a K-spar float.  Upon the completion of the K-spar float, the quartz from both the second and the third bulk samples will be processed to make both TrueQÒ-1 and TrueQÒ-3 quartz products.

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

Results of Operation

Year ended April 30, 2018

We recorded a loss of $2,683,649 ($0.03 per share) for the year ended April 30, 2018 as compared to a loss of $5,259,749 ($0.06 per share) for the year ended April 30, 2017.  The decrease in the loss recorded for the year ended April 30, 2018 as compared to the year ended April 30, 2017 is the net result of changes to a number of expenses.  Of note are the following items:

  Management and consulting fees of $207,861 (2017 - $319,443) are comprised of fees to manage our Company and stock-based compensation.  The stock-based compensation recognized in the current period was $108,591 (2017 - $202,886).  Approximately 25% of the fees to manage our Company are charged to management and consulting fees and the other 75% is charged to mineral property expenditures and/or capitalized to mineral property interest.

  Mineral property expenditures of $440,619 (2017 - $1,539,709) are costs incurred on our Helmer-Bovill Property.  The expenditures in the current period are pre-development costs that have been expensed during the period.  The Company also capitalized $840,056 of development costs to the balance sheet during the 2018 period.  The main components of capitalized costs during the current period included engineering and consulting ($289,307) and metallurgy ($246,679).  In May 2017, the Company completed permitting work.  During the current period, the Company continues to optimize the metallurgical processes and detailed engineering.
  General and miscellaneous expenses of $532,439 (2017 - $730,885) are comprised of office and telephone expenses, payroll taxes, medical benefits, insurance premiums, travel expenses, promotional expenses, shareholder communication fees, transfer agent fees and filing fees.  The decrease during the current period was due primarily to a decrease in mineral marketing activities as well as investor relations activities.
  Professional fees of $197,560 (2017 – recovery of $92,083) include legal fees, audit fees and financial consulting fees. In 2017, the settlement of a lawsuit resulted in a net recovery of professional fees.
  Accretion expense of $455,014 (2017 - $490,531) is the amortization of the fair value of bonus shares and bonus warrants issued to the lender of the promissory notes.  The bonus shares and bonus warrants are amortized over the life of the promissory notes.
  Interest expense of $1,917,386 (2017 - $1,578,631) is from promissory notes that bear interest at a rate of 12% per year.  Interest increased as additional funds were advanced.
  We recorded a gain on change in fair value of derivative liabilities of $1,079,668 (2017 – loss of $687,979).  The change in fair value of derivative liabilities is based on the change in remaining term of derivative instruments and our stock price.  The derivatives include warrants as well as stock options granted to non-employees.  The derivative liabilities do not represent cash liabilities.

Liquidity and Capital Resources

Our aggregate operating, investing and financing activities during the year ended April 30, 2018 resulted in a net cash outflow of $73,960 (2017 – inflow of $158,929).  As at April 30, 2018, we had a working capital deficiency of $19,760,818.

During the year ended April 30, 2018, $3,184,959 was used in operations before changes in non-cash operating working capital items (2017 - $3,879,851).  During the year ended April 30, 2018, we spent $721,457 on investing activities (2017 - $3,303) and we received $1,825,000 from financing activities (2017 - $2,502,420).

We have been financed by advances pursuant to promissory notes advanced by BV Lending LLC, an entity controlled by Allen L. Ball, a member of our Board of Directors and our largest shareholder (the “Lender”).  During the year ended April 30, 2018, the Company was receiving advances pursuant to the Third Promissory Notes.  As at April 30, 2018, the balance of the Third Promissory Notes was $18,249,403.

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

We do not have the ability to internally generate sufficient cash flows to support our operations for the next twelve months.  We have been receiving funds from a company controlled by a director of the Company through promissory notes.  We have no formal plan in place to address this going concern issue but consider that we will be able to obtain additional funds by equity financing and/or debt financing; however, there is no assurance of additional funding being available.  As a result, our auditors included an emphasis of matter note in their report on the financial statements for the year ended April 30, 2018 about our ability to continue as a going concern.

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

Mineral Property Acquisition and Exploration Costs

Mineral property acquisition costs are capitalized when incurred.  Acquisition costs include cash consideration and the fair market value of shares issued on the acquisition of mineral property claims.

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

For significant exploration and development projects, interest is capitalized as part of the historical cost of developing and constructing assets in accordance with ASC 835-20. Interest is capitalized until the asset is ready for service. Capitalized interest is determined by multiplying the Company’s weighted-average borrowing cost on general debt by the average amount of qualifying costs incurred. Once an asset subject to interest capitalization is completed and placed in service, the associated capitalized interest is expensed through depletion or impairment.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable

I-Minerals Inc.

Consolidated Financial Statements
April 30, 2018 and 2017
(Expressed in US dollars)

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
I-Minerals Inc.
Vancouver, Canada

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of I-Minerals Inc. (the “Company”) as of April 30, 2018 and 2017, the consolidated statements of loss, capital deficit, and cash flows for the years then ended and related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at April 30, 2018 and 2017, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Material Uncertainty Related to Going Concern

We draw attention to Note 1, which indicates that the Company had not yet achieved profitable operations as at April 30, 2018, had an accumulated deficit of $39,300,909 at April 30, 2018 and the Company expects to incur further losses in the development of its business. As stated in Note 1, these events or conditions, along with other matters as set forth in Note 1, indicate that a material uncertainty exists that casts substantial doubt on the Company’s ability to continue as a going concern. Our opinion is not modified in respect of this matter.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.  Further, we are required to be independent of the Company in accordance with the ethical requirements that are relevant to our audit of the financial statements in Canada, and to fulfill our other ethical responsibilities in accordance with these requirements.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ “BDO CANADA LLP”

Chartered Professional Accountants
Vancouver, Canada
August 2, 2018

We have served as the Company's auditor since 2004.

I-Minerals Inc. Consolidated Balance Sheets April 30, 2018 and 2017
(Expressed in US dollars) (Prepared in accordance with US GAAP)

	Notes	2018 $	2017 $
ASSETS
Current assets
Cash		213,322	287,282
Receivables		6,801	7,169
Prepaids		35,725	65,259
		255,848	359,710

Equipment		14,118	9,090
Mineral property interest and deferred development costs	3	1,145,906	305,850
Deposits		28,728	14,932

TOTAL ASSETS		1,444,600	689,582

LIABILITIES
Current liabilities
Accounts payable and accrued liabilities	4,9	1,475,121	1,168,606
Promissory notes	5	18,240,855	14,147,964
Derivative liabilities	2,6,7	300,690	1,188,937
		20,016,666	16,505,507

Promissory notes	5	-	165,208
TOTAL LIABILITIES		20,016,666	16,670,715

CAPITAL DEFICIT
Capital Stock
Authorized:
Unlimited common shares with no par value
Issued and fully paid: 89,831,955 (April 30, 2017 - 89,372,359)	7	18,787,998	18,658,118
Additional paid-in capital		1,890,220	1,948,384
Commitment to issue shares	5	50,625	29,625
Deficit		(39,300,909)	(36,617,260)
TOTAL CAPITAL DEFICIT		(18,572,066)	(15,981,133)

TOTAL LIABILITIES AND CAPITAL DEFICIT		1,444,600	689,582

On behalf of the Board

                 “John Theobald”                 Director                                              “W. Barry Girling”                 Director

The accompanying notes are an integral part of these consolidated financial statements.

I-Minerals Inc. Consolidated Statements of Loss For the years ended April 30, 2018 and 2017
(Expressed in US dollars)

	Notes	2018 $	2017 $

OPERATING EXPENSES
Amortization		3,138	2,198
Management and consulting fees	7,9	207,861	319,443
Mineral property expenditures	9	440,619	1,539,709
General and miscellaneous		532,439	730,885
Professional fees		197,560	(92,083)

		(1,381,617)	(2,500,152)
OTHER (EXPENSE) INCOME
Foreign exchange loss		(12,012)	(2,456)
Accretion expense	5	(455,014)	(490,531)
Interest expense	5	(1,917,386)	(1,578,631)
Change in fair value of derivative liabilities	2,6,7	1,079,668	(687,979)
Gain on debt settlement		2,712	-

LOSS FOR THE YEAR		(2,683,649)	(5,259,749)

Loss per share – basic and diluted		(0.03)	(0.06)

Weighted average number of shares outstanding		89,554,420	88,064,107

The accompanying notes are an integral part of these consolidated financial statements.

I-Minerals Inc. Consolidated Statements of Cash Flows For the years ended April 30, 2018 and 2017
(Expressed in US dollars)

	2018 $	2017 $
OPERATING ACTIVITIES
Loss for the year	(2,683,649)	(5,259,749)
Items not involving cash:
Amortization	3,138	2,198
Stock-based compensation	108,591	202,886
Accretion expense	455,014	490,531
Change in fair value of derivative liabilities	(1,079,668)	687,979
Gain on debt settlement	2,712	-
Unrealized foreign exchange loss (gain)	8,903	(3,696)
Change in non-cash operating working capital items:
Receivables	368	14,578
Prepaids	29,534	(19,761)
Accounts payable and accrued liabilities	1,977,554	1,544,846

Cash flows used in operating activities	(1,177,503)	(2,340,188)

INVESTING ACTIVITIES
Additions to mineral property interest	(699,495)	-
Purchase of equipment	(8,166)	(3,303)
Deposits	(13,796)	-

Cash flows used in investing activities	(721,457)	(3,303)

FINANCING ACTIVITIES
Proceeds from exercise of stock options and warrants	-	300,574
Promissory notes received	1,825,000	2,201,846

Cash flows from financing activities	1,825,000	2,502,420

(DECREASE) INCREASE IN CASH	(73,960)	158,929

CASH, BEGINNING OF THE YEAR	287,282	128,353

CASH, END OF THE YEAR	213,322	287,282

SUPPLEMENTAL CASH FLOW INFORMATION (Note 11)

Interest paid	-	-
Taxes paid	-	-

The accompanying notes are an integral part of these consolidated financial statements.

I-Minerals Inc. Consolidated Statements of Capital Deficit For the years ended April 30, 2018 and 2017
(Expressed in US dollars)

	Number of Shares #	Amount $	Commitment to Issue Shares $	Additional Paid-in Capital $	Accumulated Deficit $	Total Capital Deficit $

Balance at April 30, 2016	86,328,952	17,963,265	81,112	1,839,639	(31,357,511)	(11,473,495)

Issued during the year:
Shares issued on exercise of options	980,000	238,462	-	(70,726)	-	167,736
Shares issued on exercise of warrants	1,170,084	241,622	-	-	-	241,622
Shares issued as a debt discount	893,323	214,769	(81,112)	-	-	133,657
Shares issuable as a debt discount	-	-	29,625	-	-	29,625
Share-based payments – vesting	-	-	-	202,886	-	202,886
Reallocation of vested options to liabilities	-	-	-	(23,415)	-	(23,415)
Loss for the year	-	-	-	-	(5,259,749)	(5,259,749)

Balance at April 30, 2017	89,372,359	18,658,118	29,625	1,948,384	(36,617,260)	(15,981,133)

Issued during the year:
Shares issued as a debt discount	403,844	115,875	(115,875)	-	-	-
Shares issuable as a debt discount	-	-	136,875	-	-	136,875
Shares issued as a debt settlement	55,752	14,005	-	-	-	14,005
Share-based payments – vesting	-	-	-	108,591	-	108,591
Reallocation of vested options to liabilities	-	-	-	(166,755)	-	(166,755)
Loss for the year	-	-	-	-	(2,683,649)	(2,683,649)

Balance at April 30, 2018	89,831,955	18,787,998	50,625	1,890,220	(39,300,909)	(18,572,066)

The accompanying notes are an integral part of these consolidated financial statements.

I-Minerals Inc. Notes to the Consolidated Financial Statements For the years ended April 30, 2018 and 2017
(Expressed in US dollars except where otherwise indicated)

1.	NATURE OF BUSINESS AND BASIS OF PRESENTATION AND LIQUIDITY:

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

Basis of Presentation and Liquidity

The accompanying consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) on the basis that the Company will continue as a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for the next year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At April 30, 2018, the Company had not yet achieved profitable operations, had an accumulated deficit of $39,300,909 since inception and expects to incur further losses in the development of its business, all of which casts substantial doubt upon the Company’s ability to continue as a going concern and, therefore, that it may be unable to realize its assets and discharge its liabilities in the normal course of business.

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

Use of Estimates

The preparation of these consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to the useful life and recoverability of long lived assets, stock-based compensation, amortization of promissory notes financing fees, valuation of derivative liabilities, and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

I-Minerals Inc. Notes to the Consolidated Financial Statements For the years ended April 30, 2018 and 2017
(Expressed in US dollars except where otherwise indicated)

Cash

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. As at April 30, 2018 and 2017, the Company had no cash equivalents.

Equipment

Equipment is carried at cost and is amortized over the estimated useful economic lives using the declining balance method at an annual rate of 30%.

Mineral Property Acquisition and Exploration Costs

Mineral property acquisition costs are capitalized when incurred. Acquisition costs include cash consideration and the fair market value of shares issued on the acquisition of mineral property claims.

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

For significant exploration and development projects, interest is capitalized as part of the historical cost of developing and constructing assets in accordance with ASC 835-20. Interest is capitalized until the asset is ready for service. Capitalized interest is determined by multiplying the Company’s weighted-average borrowing cost on general debt by the average amount of qualifying costs incurred. Once an asset subject to interest capitalization is completed and placed in service, the associated capitalized interest is expensed through depletion or impairment.

I-Minerals Inc. Notes to the Consolidated Financial Statements For the years ended April 30, 2018 and 2017
(Expressed in US dollars except where otherwise indicated)

Debt Issuance Costs

Debt issuance costs paid to the purchaser of the debt are considered to be a reduction of the debt proceeds and a component of debt discount. Subsequently, the costs comprising this debt discount are amortized as financing fees over the term of the promissory notes using the effective interest method. During the year ended April 30, 2018, the Company amortized financing fees totaling $455,014 (2017 – $490,531).

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

The Company’s promissory notes are based on Level 2 inputs in the ASC 820 fair value hierarchy. The Company calculated the fair value of these instruments by discounting future cash flows using rates representative of current borrowing rates. At April 30, 2018, the promissory notes had a fair value of $17,797,330 (2017 – $13,781,276).

The Company had certain Level 3 liabilities required to be recorded at fair value on a recurring basis in accordance with US GAAP as at April 30, 2018 and 2017. As at April 30, 2018, the Company’s Level 3 liabilities consisted of the warrants issued in connection with the Company’s offering of equity units in a private placement and warrants issued as financing fees as well as the grant of share purchase options to non-employees.

The resulting Level 3 liabilities have no active market and are required to be measured at their fair value each reporting period based on information that is unobservable.

A summary of the Company’s Level 3 liabilities for the years ended April 30, 2018 and 2017 is as follows:

	2018 $	2017 $

Warrants (Note 6)

Beginning fair value	742,583	326,595
Issuance	24,666	70,525
Reallocation on exercises of warrants	-	(108,784)
Change in fair value	(671,679)	454,247
Ending fair value	95,570	742,583

Non-employee options (Note 7(c))

Beginning fair value	446,354	189,207
Fair value of options granted	99,959	-
Fair value of options on vesting	66,796	23,415
Change in fair value	(407,989)	233,732
Ending fair value	205,120	446,354

Total Level 3 liabilities	300,690	1,188,937

I-Minerals Inc. Notes to the Consolidated Financial Statements For the years ended April 30, 2018 and 2017
(Expressed in US dollars except where otherwise indicated)

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment). There were no assets or liabilities measured at fair value on a nonrecurring basis during the years ended April 30, 2018 and 2017.

Earnings (Loss) Per Share

The basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. For the year ended April 30, 2018, loss per share excludes 10,514,033 (2017 – 10,993,021) potentially dilutive common shares (related to outstanding options and warrants as well as shares committed to be issued pursuant to the Third Promissory Notes) as their effect was anti-dilutive.

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

I-Minerals Inc. Notes to the Consolidated Financial Statements For the years ended April 30, 2018 and 2017
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

Concentration of Risk

The Company is subject to interest rate risk on its debt financings. The Company generally uses fixed interest rates.

New Accounting Pronouncements

In February 2016, ASU No. 2016-02 was issued related to leases, which was further amended in September 2017 by ASU No. 2017-13 and in January 2018 by ASU 2018-01. The new guidance requires lessees to recognize lease assets and corresponding lease liabilities on the balance sheet for all leases with terms of more than 12 months. The update, which supersedes existing lease guidance, will continue to classify leases as either finance or operating, with the classification determining the pattern of expense recognition in the income statement.

The ASU will be effective for the Company’s annual and interim periods beginning May 1, 2019, with early adoption permitted, and is applicable on a modified retrospective basis with various optional practical expedients. The Company is assessing the impact of this standard.

I-Minerals Inc. Notes to the Consolidated Financial Statements For the years ended April 30, 2018 and 2017
(Expressed in US dollars except where otherwise indicated)

3.	MINERAL PROPERTY INTEREST AND DEFERRED DEVELOPMENT COSTS:

Helmer-Bovill Property – Latah County, Idaho

The Company has an undivided 100% interest in 11 State of Idaho mineral leases. The State of Idaho mineral leases are subject to a 5% production royalty on gross sales. The mineral leases are in good standing until March 1, 2023 at which time they will be held by us contingent on production.

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

$

Balance at April 30, 2017 and 2016	305,850

Engineering and consulting	289,307
Metallurgy	246,679
Permitting and environmental	115,730
Licenses and fees	18,470
Interest on Promissory Notes	85,861
Other direct costs	84,009
840,056

Balance at April 30, 2018	1,145,906

4.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES:

	April 30, 2018 $	April 30, 2017 $

Trade payables	314,343	265,116
Amounts due to related parties (Note 9)	268,801	197,954
Interest payable on promissory notes (Note 5)	891,977	705,536

Total accounts payable and accrued liabilities	1,475,121	1,168,606

5.	PROMISSORY NOTES:

	April 30, 2018 $	April 30, 2017 $

Third promissory notes	18,053,412	14,147,964
Fourth promissory notes	187,443	165,208

Total promissory notes	18,240,855	14,313,172

Current	18,240,855	14,147,964
Non-current	-	165,208

I-Minerals Inc. Notes to the Consolidated Financial Statements For the years ended April 30, 2018 and 2017
(Expressed in US dollars except where otherwise indicated)

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

On June 1, 2016, January 19, 2018 and March 30, 2018, the Company entered into agreements with the Lender pursuant to which up to an additional $4,045,000 will be advanced to the Company in tranches (the “Third Promissory Notes”). In addition, the First Promissory Notes and the Second Promissory Notes were amended and combined with the Third Promissory Notes with a modified maturity date of December 2, 2017. All other terms of the First Promissory Notes and the Second Promissory Notes remained unchanged.

On October 25, 2017, the Company entered into an amending agreement with the Lender to extend the maturity date of the outstanding Promissory Notes from December 2, 2017 to March 31, 2019. In consideration for the extension, the Company agreed to pay a 1% extension fee in the amount of $168,152 with the fee deemed as advances (not subject to bonus shares or bonus warrants).

In accordance with the guidance of ASC 470-50 and ASC 470-60, the Company determined that the June 1, 2016 agreement and the October 25, 2017 agreement resulted in debt modifications, not debt extinguishments or troubled debt restructurings. The aggregate finance fees relating to the promissory notes are being amortized to the Statement of Loss over the revised life of the promissory notes using the effective interest method.

As at April 30, 2018, the Company had received $3,640,000 in advances pursuant to the Third Promissory Notes. Subsequent to April 30, 2018, the Company received an additional $405,000 in advances.

The following table outlines the estimated cash payments required in order to repay the principal balance of the Third Promissory Notes:

2018 $	2019 $	2020 $	2021 $	2022 $	Total $
-	18,249,403	-	-	-	18,249,403

Certain conditions may result in early repayment including immediate repayment in the event a person currently not related to the Company acquires more than 40% of the outstanding common shares of the Company. Debt issuance costs will be amortized over the estimated maturity life of the promissory notes.

The promissory notes bear interest at the rate of 12% per annum and during the year ended April 30, 2018, the Company recorded interest of $1,976,595 (2017 - $1,576,365). Interest is payable semi-annually as calculated on May 31st and November 30th of each year. Interest is to be paid either in cash, in common shares or deemed an advance of principal at the option of the Lender. As part of the Third Promissory Notes agreement dated June 1, 2016, interest payable of $640,130 was transferred to the promissory notes balance as a deemed advance. This balance transferred was not subject to bonus shares or bonus warrants. The $640,130 of interest was for the period from December 1, 2015 to May 31, 2016. The lender also elected to have interest payable from June 1, 2016 to November 30, 2017 of $2,556,842 deemed as advances (not subject to bonus shares or bonus warrants).

I-Minerals Inc. Notes to the Consolidated Financial Statements For the years ended April 30, 2018 and 2017
(Expressed in US dollars except where otherwise indicated)

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

During the year ended April 30, 2018, the Company issued 403,844 bonus shares to the Lender at the fair value of $115,875, based on their quoted market price at the date the advances were received, including 88,089 shares having a fair value of $29,625 that the Company had committed to issue as at April 30, 2017. At April 30, 2018, the Company was committed to issuing an additional 221,673 bonus shares to the Lender at the fair value of $50,625. The fair value of the bonus shares was determined by reference to the trading price of the Company’s common shares on the date the advances were received.

During the year ended April 30, 2017, the Company issued 852,562 bonus shares to the Lender at the fair value of $200,756, based on their quoted market price at the date the advances were received, including 349,325 shares having a fair value of $81,112 that the Company had committed to issue as at April 30, 2016.

The fair value of 537,428 bonus share purchase warrants committed to be issued (based on advances received during the period) during the year ended April 30, 2018 of $24,666 was estimated using the Black-Scholes option pricing model with the following weighted average assumptions: stock price – CAD$0.322; exercise price – CAD$0.337; expected risk-free interest rate – 1.33%; expected life – 1.05 years; expected volatility – 46% and expected dividend rate – 0%.

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

The aggregate finance fees (bonus shares and bonus warrants) are recorded against the promissory notes balance and are being amortized to the Statement of Loss over the life of the promissory notes using the effective interest method. The accretion expense in respect of the debt discount recorded on the issuance of bonus shares and warrants totalled $444,394 for the year ended April 30, 2018 (2017 - $489,646). The unamortized debt discount as at April 30, 2018 is $195,991 (2017 – $310,693).

The promissory notes are collateralized by the Company’s Helmer-Bovill Property.

Fourth Promissory Notes

On March 13, 2017, the Company entered into a loan agreement with an arm’s-length lender pursuant to which CAD$250,000 ($186,846) was advanced to the Company (the “Fourth Promissory Notes”). As at April 30, 2018, the balance of the Fourth Promissory Notes was CAD$250,000 ($194,765). The loan bears interest at a rate of 12% per annum and during the year ended April 30, 2018, the Company recorded interest of $26,652 (2017 - $2,266). The Fourth Promissory Notes are unsecured and are due on or before December 31, 2018. The Company issued 40,761 bonus shares at the fair value of $14,013 and 40,761 bonus share purchase warrants at the fair value of $4,814. The fair value of the share purchase warrants was estimated using the Black-Scholes option pricing model with the following assumptions: stock price – CAD$0.470; exercise price – CAD$0.460; expected risk-free interest rate – 1.15%; expected life – 1.77 years; expected volatility – 62% and expected dividend rate – 0%.

During the year ended April 30, 2018, the Company issued 55,572 common shares at the fair value of $14,005 pursuant to the settlement of $20,630 of interest payable.

I-Minerals Inc. Notes to the Consolidated Financial Statements For the years ended April 30, 2018 and 2017
(Expressed in US dollars except where otherwise indicated)

The aggregate finance fees (bonus shares and bonus warrants) are recorded against the Fourth Promissory Notes balance and are being amortized to the Statement of Loss over the life of the Fourth Promissory Notes using the effective interest method. The accretion expense in respect of the debt discount recorded on the issuance of bonus shares and warrants totalled $10,620 for the year ended April 30, 2018 (2017 - $885). The unamortized debt discount as at April 30, 2018 is $7,322 (2017 - $17,942).

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

$

Balance, April 30, 2016	326,595
Bonus warrants issuable pursuant to promissory notes (Note 5)	70,525
Reallocation on exercise of warrants	(108,784)
Change in fair value of warrants derivatives	454,247

Balance, April 30, 2017	742,583

Bonus warrants issuable pursuant to promissory notes (Note 5)	24,666
Change in fair value of warrant derivatives	(671,679)

Balance, April 30, 2018	95,570

At April 30, 2018, the Company determined the fair value of Warrant Derivative Liabilities to be $95,570 (2017 - $742,583) as estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	2018	2017

Stock price (CAD$)	0.26	0.48
Exercise price (CAD$)	0.32	0.31
Risk-free interest rate (%)	0.73	1.15
Expected life (years)	0.70	1.70
Expected volatility (%)	40	61
Expected dividends ($)	Nil	Nil

7.	SHARE CAPITAL:

Common shares

a)	Authorized:

Unlimited number of common shares, without par value.

I-Minerals Inc. Notes to the Consolidated Financial Statements For the years ended April 30, 2018 and 2017
(Expressed in US dollars except where otherwise indicated)

The holders of common shares are entitled to receive dividends which are declared from time to time, and are entitled to one vote per share at meetings of the Company. All shares are ranked equally with regards to the Company’s residual assets.

b)	Stock transactions:

During the year ended April 30, 2018, the Company completed the following stock transactions:

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

The Company has granted stock options under the terms of its Stock Option Plan (the “Plan”). The Plan provides that the directors of the Company may grant options to purchase common shares to directors, officers, employees and service providers of the Company on terms that the directors of the Company may determine are within the limitations set forth in the Plan. The maximum number of shares available under the Plan is limited to 10% of the issued common shares. The maximum term of stock options is ten years. All stock options vest on the date of grant, unless otherwise stated. As at April 30, 2018, the Company had 2,578,196 stock options available for grant pursuant to the Plan (2017 - 2,382,236).

The Company’s stock options outstanding as at April 30, 2018 and 2017 and the changes for the years then ended are as follows:

I-Minerals Inc. Notes to the Consolidated Financial Statements For the years ended April 30, 2018 and 2017
(Expressed in US dollars except where otherwise indicated)

	Number Outstanding	Weighted Average Exercise Price (in CAD$)

Balance outstanding at April 30, 2016	5,835,000	0.21
Granted	1,700,000	0.25
Expired	(980,000)	0.22

Balance, outstanding at April 30, 2017	6,555,000	0.22
Granted	1,000,000	0.25
Expired	(1,150,000)	0.25

Balance outstanding at April 30, 2018	6,405,000	0.22

Balance exercisable at April 30, 2018	5,975,000	0.22

Summary of stock options outstanding at April 30, 2018:

Security	Number Outstanding	Exercise Price (CAD$)	Expiry Date	Remaining Contractual Life (years)

Stock options	(1)1,300,000	0.10	July 30, 2018	0.25
Stock options	(2)260,000	0.15	July 30, 2018	0.25
Stock options	(2)300,000	0.25	July 30, 2018	0.25
Stock options	200,000	0.25	November 19, 2018	0.56
Stock options	150,000	0.25	January 8, 2019	0.69
Stock options	300,000	0.25	May 23, 2019	1.06
Stock options	1,975,000	0.25	January 29, 2020	1.75
Stock options	200,000	0.25	August 4, 2020	2.27
Stock options	20,000	0.22	May 19, 2018	0.05
Stock options	300,000	0.30	July 21, 2021	3.23
Stock options	400,000	0.30	November 3, 2021	3.52
Stock options	1,000,000	0.25	April 20, 2022	3.98
(1)	Subsequent to April 30, 2018, 250,000 of these stock options were forfeited, 600,000 were exercised for proceeds of CAD$60,000 and the remaining 450,000 expired unexercised.
(2)	Subsequent to April 30, 2018, these stock options were forfeited.

The weighted average grant date fair value of stock options granted during the year ended April 30, 2018 of CAD$0.13 (2017 – CAD$0.14) was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	2018	2017

Stock price (CAD$)	0.25	0.25
Exercise price (CAD$)	0.25	0.25
Risk-free interest rate (%)	1.6	1.1
Expected life (years)	4.0	3.2
Expected volatility (%)	66	85
Expected dividends ($)	Nil	Nil

I-Minerals Inc. Notes to the Consolidated Financial Statements For the years ended April 30, 2018 and 2017
(Expressed in US dollars except where otherwise indicated)

Expected volatility was determined by reference to the historical volatility of the Company’s common shares trading on the TSX Venture Exchange.

Non-Employee Stock Options

In accordance with the guidance of ASC 815-40-15, stock options awarded to non-employees that are fully vested and exercisable in Canadian dollars are required to be accounted for as derivative liabilities because they are considered not to be indexed to the Company’s stock due to their exercise price being denominated in a currency other than the Company’s functional currency. Stock options awarded to non-employees that are not vested are accounted for as equity awards until the terms associated with their vesting requirements have been met. As at April 30, 2018, there were nil (2017 – 300,000) non-employee stock option awards that had not yet vested.

The non-employee stock options are accounted for at their respective fair values and are summarized as follows for the years ended April 30, 2018 and 2017:

	2018 $	2017 $

Fair value of non-employee options, beginning of the year	446,354	189,207
Fair value of options granted	99,959	-
Fair value of options on vesting	66,796	23,415
Change in fair value of non-employee stock options during the year	(407,989)	233,732

Fair value of non-employee options, end of the year	205,120	446,354

The Company determined the fair value of its non-employee stock options as at April 30, 2018 and 2017 using the Black-Scholes option pricing model with the following weighted average assumptions:

	2018	2017

Stock price (CAD$)	0.26	0.48
Exercise price (CAD$)	0.23	0.23
Risk-free interest rate (%)	1.07	0.83
Expected life (years)	1.86	1.56
Expected volatility (%)	49	59
Expected dividends ($)	Nil	Nil

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

As at April 30, 2018, the unamortized compensation cost of options is $28,560 and the intrinsic value of options expected to vest is $195,816 (CAD$251,350).

Share-based payments are classified in the Company’s Statement of Loss during the years ended April 30, 2018 and 2017 as follows:

I-Minerals Inc. Notes to the Consolidated Financial Statements For the years ended April 30, 2018 and 2017
(Expressed in US dollars except where otherwise indicated)

	2018 $	2017 $
Management and consulting fees	108,591	202,886
	108,591	202,886

d)	Share purchase warrants:

A summary of fully-exercisable share purchase warrants as at April 30, 2018 and 2017 and the changes for the years then ended are as follows:

	Number Outstanding	Weighted Average Exercise Price (CAD$)
Balance at April 30, 2016	5,812,212	0.27
Issued	663,330	0.33
Expired	(1,170,084)	0.15
Exercised	(955,526)	0.26
Balance at April 30, 2017	4,349,932	0.31
Issued	537,428	0.34
Balance at April 30, 2018	4,887,360	0.32

Summary of warrants outstanding and issuable at April 30, 2018:

Security	Number Outstanding	Exercise Price ($CAD)	Expiry Date
Warrants	730,848	0.22	December 31, 2018(1)
Warrants	242,545	0.23	December 31, 2018(1)
Warrants	194,344	0.24	December 31, 2018(1)
Warrants	37,203	0.245	December 31, 2018(1)
Warrants	393,058	0.255	December 31, 2018(1)
Warrants	192,206	0.259	December 31, 2018(1)
Warrants	126,843	0.265	December 31, 2018(1)
Warrants	198,750	0.272	December 31, 2018(1)
Warrants	129,967	0.290	December 31, 2018(1)
Warrants	95,781	0.291	December 31, 2018(1)
Warrants	100,373	0.295	December 31, 2018(1)
Warrants	175,979	0.298	December 31, 2018(1)
Warrants	49,294	0.299	December 31, 2018(1)
Warrants	83,205	0.301	December 31, 2018(1)
Warrants	150,246	0.310	December 31, 2018(1)
Warrants	65,514	0.320	December 31, 2018(1)
Warrants	58,059	0.330	December 31, 2018(1)
Warrants	58,496	0.335	December 31, 2018(1)
Warrants	35,997	0.383	December 31, 2018(1)
Warrants	30,139	0.405	December 31, 2018(1)
Warrants	34,031	0.420	December 31, 2018(1)
Warrants	40,761	0.460	December 31, 2018(1)
Warrants	25,621	0.470	December 31, 2018(1)
Warrants	63,756	0.475	December 31, 2018(1)
Warrants	24,344	0.540	December 31, 2018(1)
Warrants	1,550,000	0.40	January 31, 2019
Notes:
(1)	The warrants are exercisable until the earlier of the date disclosed or the date that the promissory note advance, including interest, is repaid (Note 5).

I-Minerals Inc. Notes to the Consolidated Financial Statements For the years ended April 30, 2018 and 2017
(Expressed in US dollars except where otherwise indicated)

8.	INCOME TAXES:

A reconciliation of the income tax provision computed at statutory rates to the reported income tax provision for the years ended April 30, 2018 and 2017 is as follows:

	2018 $	2017 $

Statutory tax rate	26.33%	26.00%

Loss before income taxes	(2,683,649)	(5,259,749)

Expected income tax recovery	(707,000)	(1,368,000)
Increase (decrease) in income tax recovery resulting from:
Derivative liability	(284,000)	179,000
Other permanent differences	149,000	181,000
Share issue costs	(31,000)	(52,000)
Effect of change in statutory rate and other	2,870,000	-
Foreign income taxed at foreign rates	(26,000)	(157,000)
Impact of under provision in previous year	(199,000)	(140,000)
Expiry of loss carry forward	-	58,000
Change in valuation allowance	(1,772,000)	1,299,000

Income tax recovery (expense)	-	-

As a result of tax legislation enacted in the U.S. at the end of 2017, the federal U.S. corporate tax rate applicable to years subsequent to 2017 was substantially reduced. The Company recorded deferred income tax expense in respect of its U.S. operations during the year ended April 30, 2018 using the new federal rate of 21% (2017 – 35%); however there was no impact on tax expense as a full valuation allowance is provided for the deferred tax assets.

The Company also revalued its deferred tax assets in respect of its Canadian operations to reflect the increase in the Canadian corporate income tax rate to 27% (2017 – 26%) for years subsequent to 2017. There was no impact on tax expense as a full valuation allowance is provided for the deferred tax assets.

The significant components of the Company’s deferred income tax assets and liabilities after applying enacted corporate tax rates as at April 30, 2018 and 2017 are as follows:

	2018 $	2017 $

Deferred income tax assets / (liabilities)
Operating losses carried forward	7,505,000	8,602,000
Resource property	789,000	1,441,000
Share issuance costs	111,000	134,000
Other	22,000	22,000
Valuation allowance	(8,427,000)	(10,199,000)

Net deferred income tax assets	-	-

I-Minerals Inc. Notes to the Consolidated Financial Statements For the years ended April 30, 2018 and 2017
(Expressed in US dollars except where otherwise indicated)

At April 30, 2018, the Company has accumulated non-capital losses totalling $13,401,000 (2017 - $10,408,000) in Canada and net operating losses of $18,509,000 (2017 - $16,846,000) in the USA, which are available to carryforward and offset future years’ taxable income. The losses expire in various amounts from 2022 to 2038.

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

At April 30, 2018, the Company does not have an accrual relating to uncertain tax positions. It is not anticipated that unrecognized tax benefits would significantly increase or decrease within 12 months of the reporting date.

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

During the year ended April 30, 2018, management and consulting fees of $96,000 (2017 - $96,000) were charged by RJG Capital Corporation, a wholly-owned company of W. Barry Girling, Director. Wayne Moorhouse, Director, charged $2,491 (2017 - $2,911) in management and consulting fees. $21,871 (2017 - $23,759) was charged by Malaspina Consultants Inc. for the services of Matt Anderson, CFO, and are included in professional fees. John Theobald, Director, charged $62,913 (2017 - $54,124) in mineral property expenditures through his wholly-owned company Erimus Management Ltd.

Included in accounts payable and accrued liabilities are amounts owed to directors or officers or companies controlled by them. As at April 30, 2018, the amount was $268,801 (2017 – $197,954). All amounts are non-interest bearing, unsecured, and due on demand.

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

Investing and financing activities that affect recognized assets or liabilities but that do not result in cash receipts or cash payments are excluded from the consolidated statements of cash flows. During the year ended April 30, 2018, the following transactions were excluded from the consolidated statement of cash flows:

I-Minerals Inc. Notes to the Consolidated Financial Statements For the years ended April 30, 2018 and 2017
(Expressed in US dollars except where otherwise indicated)

a)	The commitment to issue 537,428 common shares at the fair value of $136,875 and 537,428 warrants at the fair value of $24,666 pursuant to the promissory notes; and,

b)	Deferred mineral property expenditures of $140,561 included in accounts payable and accrued liabilities at April 30, 2018.

During the year ended April 30, 2017, the following transactions were excluded from the consolidated statement of cash flows:

a)	The commitment to issue 663,330 common shares at the fair value of $163,282 and 663,330 warrants at the fair value of $70,525 pursuant to the promissory notes.

11.	SUBSEQUENT EVENTS:

Subsequent to April 30, 2018:

i)	The Company received an aggregate of $405,000 of Third Promissory Notes; and,

ii)	The Company received CAD$60,000 on the exercise of 600,000 stock options.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of April 30, 2018 (the “Evaluation Date”). This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the Evaluation Date.

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

Changes in Internal Control Over Financial Reporting

As of the Evaluation Date, there were no changes in our internal control over financial reporting that occurred during the fiscal year ended April 30, 2018 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information

None.

PART II

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth the name and positions of our executive officers and directors as of the date hereof.

Name	Age	Positions
John Theobald	61	Chief Executive Officer, President, and Director
Matthew Anderson	35	Chief Financial Officer
Allen L. Ball	73	Director
W. Barry Girling	58	Director
Gary Childress	70	Director
Wayne Moorhouse	54	Director
Thomas M. Conway	61	Director

Set forth below is a brief description of the background and business experience of our executive officers and directors.

John Theobald was appointed President and CEO of the Company on February 27, 2018 and has been a director since July 21, 2016. Mr. Theobald has over thirty-five years in the international mining industry and has been involved with exploration, business development, operations, investments and capital markets.  Most recently he was a director of ASX listed High Peak Royalties Ltd, director, CEO & COO of London and TSX listed royalty company Anglo Pacific Group plc and served as Chairman of First Coal Corporation which was successfully sold to Xstrata plc for C$147 million. From 1999 to 2008 he held a number of senior positions with Sibelco, a major industrial minerals group, where he gained significant experience of kaolin, feldspar, clay and quartz markets and operations. Mr. Theobald has a B.Sc. with Honours in Geology from the University of Nottingham, is a Chartered Engineer with the UK Engineering Council, Fellow of the Institute of Materials Minerals and Mining (UK) and Member of the Institute of Directors (UK).

Matthew Anderson has been our Chief Financial Officer since July 2011. Mr. Anderson holds a Bachelor of Commerce degree from McGill University and obtained his Chartered Professional Accountant designation in 2008 while articling at a large accounting firm. Matt is a Senior Consultant with Malaspina Consultants Inc., a private company that provides accounting and administrative infrastructure to junior public companies. He has worked with Malaspina Consultants Inc. since July 2009.  He serves or has served as CFO of several junior public companies.

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

W. Barry Girling has been a director since March 2002 and in March 2018 was appointed Senior Vice-President. Mr. Girling has been active in various aspects of mineral exploration since 1977. He couples his geological understanding with a B.Com. (Finance) degree to provide consulting services to a number of TSX Venture Exchange companies. He has strong capital markets experience gained as a founder and director of Foundation Resources Inc. and Search Minerals Inc and was a director of Roxgold Inc. from August 2006 through September 2102 completed the re-organization of Roxgold Inc. and the acquisition of its Burkina Faso gold properties. Aside from I-Minerals Inc., Mr. Girling was from November 2012 President and CEO of Birch Hill Gold Corporation until it amalgamated with Canoe Mining Ventures in June of 2014, Kiska Metals Inc. until March 2017 and continues to serve as a director of Zinc One Resources Inc., Silver One Resources Inc. and Broome Capital Inc.

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

Thomas M. Conway was our Chief Executive Officer and President from January 2011 to February 2018, and a director since October 2010. Mr. Conway holds a B.S.- Mining Engineering (University of Minnesota) and later attended Harvard Business School's Executive MBA program. He has significant expertise in permitting, feasibility and mining. A results-oriented executive, Mr. Conway has 20 years of diverse experience largely with Newmont Mining Corporation ("Newmont") in operations, general management, environmental affairs and risk management. His experience covers domestic and international assignments in open pit and underground operations where he has a record of successfully implementing plans to enhance operations through improved cost control and productivity innovations. His roles at Newmont included Vice President Risk Management, Vice President / General Manager Carlin Operations, Vice President / General Manager Minera Yanacocha.

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

Other Significant Employees

We have two significant employees as follows:

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than ten percent of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Based on our review of the copies of such forms received by it, we believe that during the fiscal year ended April 30, 2018 all such filing requirements were complied with other than the following.

Name and Principal Position	Number of Late Insider Reports	Transactions Not Timely Reported	Known Failures to File a Required Form
Allen L. Ball Director and 10% Holder	Three	Three	None
BV Natural Resources LLC 10% Holder	Three	Three	None

Code of Ethics

We have not adopted a code of ethics as that term is defined in Item 406 of Regulation S-K.  As we have only 3 full time employees, our Board of Directors has determined that it is not necessary to adopt a formal code of ethics at this time.  Our Board of Directors will evaluate our Company’s internal procedures on an ongoing basis to determine whether a code of ethics is required.  If our Board does determine that a code of ethics is required or advisable, an appropriate code will be adopted at that time.

Item 11. Executive Compensation

Summary Compensation Table

The following table sets forth the total compensation paid or accrued to our named executive officers, as that term is defined in Item 402(m)(2) of Regulation S-K, during our last two completed fiscal years.

SUMMARY COMPENSATION TABLE
Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(4)	Non-Equity Incentive Plan Compen-sation ($)	Nonqualified Deferred Compen-sation Earnings ($)	All Other Compen-sation ($)	Total ($)
John Theobald(1) President, CEO & Director	2018	25,000	-	-	-	-	-	-	25,000
	2017	-	-	-	-	-	-	-	-
Thomas M. Conway(2) Former President, CEO & Current Director	2018	125,000	-	-	-	-	-	62,500	200,000
	2017	150,000	-	-	11,047	-	-	9,255	170,302
Matthew Anderson(3) CFO	2018	21,871	-	-	-	-	-	-	21,871
	2017	23,759	-	-	-	-	-	-	23,759

Notes:

(1)	Mr. John Theobald became the President and CEO of the Company in March 2018. Mr. Theobald has an employment agreement dated March 1, 2018, pursuant to which he is paid a salary of $12,500 per month.
(2)	Mr. Conway was President and CEO of the Company from January 2011 to February 2018 and he was compensated pursuant to the terms of his amended employment agreement dated April 1, 2013, pursuant to which he is paid a salary of $12,500 per month. The Company has accrued five months of salary as a termination benefit.
(3)	Mr. Anderson is compensated pursuant to the terms of his consulting agreement dated October 1, 2011, pursuant to which he is paid an hourly rate. Mr. Anderson’s consulting agreement may be terminated on sixty days’ written notice.
(4)	The determination of non-cash value of option awards is based upon the grant date fair value determined using the Black-Scholes Option pricing model.

Outstanding Equity Awards At Fiscal Year End

The following table provides information concerning unexercised options for each of our named executive officers, as that term is defined in Item 402(m)(2) of Regulation S-K as of our fiscal year end of April 30, 2018.

Name and Principal Position	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price (CAD$)	Option Expiration Date
JOHN THEOBALD Chief Executive Officer, President and Director	300,000	-	-	0.30	07/21/2021
MATTHEW ANDERSON Chief Financial Officer	150,000	-	-	0.10	07/30/2018
	100,000	-	-	0.25	01/29/2020

Director Compensation

The following table sets forth the compensation paid to our directors during our April 30, 2018 fiscal year, other than directors who were also named executive officers as that term is defined in Item 402(m)(2). Compensation paid to directors who were also named executive officers during our April 30, 2018 fiscal year is set out in the tables above.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)(4)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Allen L. Ball	-	-	-	-	-	-	-
W. Barry Girling(1)	-	-	-	-	-	96,000	96,000
Gary Childress	-	-	-	-	-	-	-
Wayne Moorhouse(2)	3,270	-	-	-	-	-	3,270
John Theobald(3)	-	-	-	-	-	62,913	62,913

Notes:

(1)	Management and consulting fees of $96,000 were charged by RJG Capital Corporation, a wholly-owned company of Mr. Girling.
(2)	Mr. Moorhouse is compensated at a rate of CAD$1,000 per quarter for acting as Chair of the Audit Committee.
(3)	Consulting fees of $62,913 were charged by Erimus Management Ltd., a wholly-owned company of Mr. Theobald. These fees were charged prior to Mr. Theobald being appointed CEO.
(4)	The determination of non-cash value of option awards is based upon the grant date fair value determined using the Black-Scholes Option pricing model.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information concerning the number of common shares owned beneficially as of August 2, 2018 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors, (iii) each of our named executive officers; and (iv) officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Common Shares(1)
Directors and Officers
Common Shares	JOHN THEOBALD Chief Executive Officer, President and Director	300,000 Common Shares(2) Direct	0.3%
Common Shares	MATTHEW ANDERSON Chief Financial Officer	250,000 Common Shares(3) Direct	0.3%
Common Shares	ALLEN L. BALL Director	38,770,502 Common Shares(4) Direct	41.3%
Common Shares	W. BARRY GIRLING Director	2,098,277 Common Shares(5) Direct	2.3%
Common Shares	GARY CHILDRESS Director	300,000 Common Shares(6) Direct	0.3%
Common Shares	WAYNE MOORHOUSE Director	300,000 Common Shares(7) Direct	0.3%
Common Shares	THOMAS CONWAY Director	170,000 Common Shares(8) Direct	0.2%
	All Officers and Directors as a Group (6 persons)	42,188,779 Common Shares	44.9%
5% Shareholders
Common Shares	ALLEN L. BALL 6465 South 5th West, Idaho Falls, Idaho 83404	38,770,502 (4) Common Shares Direct	41.3%

Notes:

(1)	Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of our shares actually outstanding on August 2, 2018. As of August 2, 2018, there were 90,431,955 common shares issued and outstanding.
(2)	The number of shares listed as beneficially owned by Mr. Theobald consists of (i) an option to purchase 300,000 common shares at a price of CAD$0.30 per share until July 21, 2021.
(3)	The number of shares listed as beneficially owned by Mr. Anderson consists of (i) 150,000 common shares held directly by Mr. Anderson and (ii) an option to purchase 100,000 common shares at a price of CAD$0.25 per share until January 29, 2020.
(4)	The number of shares listed as beneficially owned by Mr. Ball consists of: (i) 400,500 common shares held directly by Mr. Ball, (ii) 1,382,500 common shares through family trusts, (iii) 33,450,142 common shares held by BV Naturally Resources LLC; (iv) an option to purchase 200,000 common shares at a price of CAD$0.25 per share until January 29, 2020 held directly by Mr. Ball; and (v) 3,337,360 share purchase warrants exercisable at prices from CAD$0.22 to CAD$0.54 per share until December 31, 2018 held by BV Lending, LLC.

(5)	The number of shares listed as beneficially owned by Mr. Girling consists of: (i) 1,483,507 common shares; (ii) an option to purchase 300,000 common shares at a price of CAD$0.25 per share until January 29, 2020; and (iii) 314,770 share purchase warrants exercisable at a price of CAD$0.40 per share until January 31, 2019.
(6)	The number of shares listed as beneficially owned by Mr. Childress consists of (i) an option to purchase 150,000 common shares at a price of CAD$0.25 per share until November 19, 2018; and (ii) an option to purchase 150,000 common shares at a price of CAD$0.25 per share until January 29, 2020.
(7)	The number of shares listed as beneficially owned by Mr. Moorhouse consists of (i) an option to purchase 150,000 common shares at a price of CAD$0.25 per share until January 8, 2019 and (ii) an option to purchase 150,000 common shares at a price of CAD$0.25 per share until January 29, 2020.
(8)	The number of shares listed as beneficially owned by Mr. Conway consists of 170,000 common shares.

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

Compensation Arrangements

See “Executive Compensation – Summary Compensation Table” and “Executive Compensation – Director Compensation”.

Indebtedness

As at April 30, 2018, we recorded accounts payable and accrued liabilities of $268,801 (2017 - $197,954) in connection with amounts owed to our directors, an officer and a former director.  At April 30, 2018, we owed Wayne Moorhouse, Director, $4,150, Tom Conway, former CEO and Director, $68,617, Erimus Management Ltd, a company controlled by John Theobald, CEO, $5,585, John Theobald, CEO and Director, $15,449 and Ball Ventures, LLC, a company controlled by Allen L. Ball, $175,000.  At April 30, 2017, we owed Wayne Moorhouse, Director, $1,465, Tom Conway, CEO and Director, $1,668, Erimus Management Ltd, a company controlled by John Theobald, Director, $19,821 and Ball Ventures, LLC, a company controlled by Allen L. Ball, $175,000.  All amounts are non- interest bearing, unsecured, and due on demand.

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

On June 1, 2016, January 19, 2018 and March 30, 2018, the Company entered into agreements with the Lender pursuant to which up to an additional $4,045,000 will be advanced to the Company in tranches (the “Third Promissory Notes”).  In addition, the First Promissory Notes and the Second Promissory Notes were amended and combined with the Third Promissory Notes with a modified maturity date of December 2, 2017.  All other terms of the First Promissory Notes and the Second Promissory Notes remained unchanged.

On October 25, 2017, the Company entered into an amending agreement with the Lender to extend the maturity date of the outstanding Promissory Notes from December 2, 2017 to March 31, 2019. In consideration for the extension, the Company agreed to pay a 1% extension fee in the amount of $168,152. The agreement was subject to the approval of the TSX-V, which was received on December 13, 2017.

In accordance with the guidance of ASC 470-50 and ASC 470-60, the Company determined that the June 1, 2016 agreement and the October 25, 2017 agreement resulted in a debt modifications, not a debt extinguishments or a troubled debt restructurings.  The aggregate finance fees relating to the promissory notes are being amortized to the Statement of Loss over the revised life of the promissory notes using the effective interest method.

As at April 30, 2018, the Company had received $3,640,000 in advances pursuant to the Third Promissory Notes.

Certain conditions may result in early repayment including immediate repayment in the event a person currently not related to the Company acquires more than 40% of the outstanding common shares of the Company.  Debt issuance costs will be amortized over the estimated maturity life of the promissory notes.

The promissory notes bear interest at the rate of 12% per annum and during the year ended April 30, 2018, the Company recorded interest of $1,976,595 (2017 - $1,576,365).  Interest is payable semi-annually as calculated on May 31st and November 30th of each year.  Interest is to be paid either in cash, in common shares or deemed an advance of principal at the option of the Lender.  As part of the Third Promissory Notes agreement dated June 1, 2016, interest payable of $640,130 was transferred to the promissory notes balance as a deemed advance.  This balance transferred was not subject to bonus shares or bonus warrants.  The $640,130 of interest was for the period from December 1, 2015 to May 31, 2016.  The lender also elected to have interest payable from June 1, 2016 to November 30, 2017 of $2,556,842 deemed as advances (not subject to bonus shares or bonus warrants).

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

During the year ended April 30, 2018, the Company issued 403,844 bonus shares to the Lender at the fair value of $115,875, based on their quoted market price at the date the advances were received, including 88,089 shares having a fair value of $29,625 that the Company had committed to issue as at April 30, 2017.  At April 30, 2018, the Company was committed to issuing an additional 221,673 bonus shares to the Lender at the fair value of $50,625.  The fair value of the bonus shares was determined by reference to the trading price of the Company’s common shares on the date the advances were received.

During the year ended April 30, 2017, the Company issued 852,562 bonus shares to the Lender at the fair value of $200,756, based on their quoted market price at the date the advances were received, including 349,325 shares having a fair value of $81,112 that the Company had committed to issue as at April 30, 2016.

The fair value of 537,428 bonus share purchase warrants committed to be issued (based on advances received during the period) during the year ended April 30, 2018 of $24,666 was estimated using the Black-Scholes option pricing model with the following weighted average assumptions: stock price – CAD$0.322; exercise price – CAD$0.337; expected risk-free interest rate – 1.33%; expected life – 1.05 years; expected volatility – 46% and expected dividend rate – 0%.

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

The aggregate finance fees (bonus shares and bonus warrants) are recorded against the promissory notes balance and are being amortized to the Statement of Loss over the life of the promissory notes using the effective interest method.  The accretion expense in respect of the debt discount recorded on the issuance of bonus shares and warrants totalled $444,394 for the year ended April 30, 2018 (2017 - $489,646).  The unamortized debt discount as at April 30, 2018 is $195,991 (2017 – $310,693).

The promissory notes are collateralized by the Company’s Helmer-Bovill Property.

Subsequent to April 30, 2018, the Company received $405,000 in advances pursuant to the Third Promissory Notes.

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

We have determined that Gary Childress and Wayne Moorhouse are “independent” when applying both the definition of independence required under the rules of the TSX Venture Exchange, and the definition set out in NASDAQ Rule 5605(a)(2).  John Theobald is not an independent director because of his position as our Chief Executive Officer and President.  Thomas Conway is not an independent director because of his former position as our Chief Executive Officer and President.  W. Barry Girling is not independent as he provides consulting services to us.  Allen L. Ball is not independent due to his being our controlling stockholder.

Item 14. Principal Accounting Fees and Services.

BDO Canada LLP (“BDO”) is our independent registered public accounting firm.

The following table sets forth the aggregate fees paid or accrued for professional services rendered by BDO for the audit of our annual financial statements for the years ended April 30, 2018 and 2017, and the aggregate fees billed for audit-related services and all other services rendered by BDO for those years.

	2018 $	2017 $

Audit fees	83,485	80,389
Tax fees	8,078	6,862
Other fees	13,210	-

Total	104,773	87,251

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

Reports of Independent Registered Public Accounting Firm
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Stockholders’ Equity
Consolidated Statements of Cash Flows
Notes to the Consolidated Financial Statements

(b)	Exhibits

3.1	Certificate of Continuation.(2)
3.2	Articles of Continuance.(2)
3.3	Certificate of Amendment.(2)
3.4	Articles of Amendment.(2)
3.5	By-Laws.(2)
10.1	Assignment Agreement with Contingent Right of Reverter dated August 10, 2002, between the Company, Idaho Industrial Minerals, LLC and Northwest Kaolin Inc.(2)
10.2	Amendment and Ratifications of Assignment Agreement with Contingent Right of Reverter dated August 10, 2005, between the Company, Idaho Industrial Minerals, LLC and Northwest Kaolin Inc.(2)
10.3	Second Amendment and Ratifications of Assignment Agreement with Contingent Right of Reverter dated August 10, 2005, between the Company, Idaho Industrial Minerals, LLC and Northwest Kaolin Inc.(2)
10.4	Third Amendment and Ratifications of Assignment Agreement with Contingent Right of Reverter dated August 10, 2008, between the Company, Idaho Industrial Minerals, LLC and Northwest Kaolin Inc.(2)
10.5	Fourth Amendment and Ratifications of Assignment Agreement with Contingent Right of Reverter dated January 1, 2010, between the Company, Idaho Industrial Minerals, LLC and Northwest Kaolin Inc.(2)
10.6	Employment Agreement dated April 1, 2013 between the Company and Thomas M. Conway.(2)
10.7	Loan Agreement dated September 13, 2013 between the Company and BV Lending LLC.(2)
10.8	Stock Option Plan.(1)
10.9	Sales Agreement dated April 28, 2014 between I-Minerals USA, Inc. and Pre-Mix, Inc.(2)
10.10	Loan Agreement dated February 18, 2015 between the Company and BV Lending LLC.(3)
10.11	Amendment Agreement dated December 1, 2015 between the Company and BV Lending LLC.(4)
10.12	Loan Agreement dated June 1, 2016 between the Company and BV Lending LLC. (5)
10.13	Amending Agreement dated October 25, 2017 between the Company and BV Lending LLC. (6)
10.14	Amending Agreement dated January 18, 2018 between the Company and BV Lending LLC. (7)
10.15	Amending Agreement dated March 30, 2018 between the Company and BV Lending LLC.
10.16	Employment Agreement dated March 1, 2018 between the Company and John Theobald.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (Rule 13a-14 and 15d-14 of the Exchange Act)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (Rule 13a-14 and 15d-14 of the Exchange Act)
32.1	Certification of Chief Executive Officer pursuant to pursuant to Section 1350 of Title 18 of the United States Code
32.2	Certification of Chief Financial Officer pursuant to pursuant to Section 1350 of Title 18 of the United States Code

Notes:

(1)	Filed as an exhibit to our Registration Statement on Form 10 filed with the SEC on November 17, 2014.
(2)	Filed as an exhibit to our Registration Statement on Form 10/A filed with the SEC on December 24, 2014.
(3)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on March 11, 2015.
(4)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on December 7, 2015.
(5)	Filed as an exhibit to our Form 10-Q filed with the SEC on September 14, 2016.
(6)	Filed as an exhibit to our Form 10-Q filed with the SEC on December 15, 2017.
(7)	Filed as an exhibit to our Form 10-Q filed with the SEC on March 14, 2018.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

I-MINERALS INC.

Date:	August 2, 2018	By:	/s/ John Theobald
JOHN THEOBALD
Chief Executive Officer and President
(Principal Executive Officer)

Date:	August 2, 2018	By:	/s/ Matthew Anderson
MATTHEW ANDERSON
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	August 2, 2018	By:	/s/ John Theobald
JOHN THEOBALD
Chief Executive Officer, President and Director

Date:	August 2, 2018	By:	/s/ Allen L. Ball
ALLEN L. BALL
Director

Date:	August 2, 2018	By:	/s/ W. Barry Girling
W. BARRY GIRLING
Director

Date:	August 2, 2018	By:	/s/ Gary Childress
GARY CHILDRESS
Director

Date:	August 2, 2018	By:	/s/ Wayne Moorhouse
WAYNE MOORHOUSE
Director

Date:	August 2, 2018	By:	/s/ Thomas M. Conway
THOMAS M. CONWAY
Director