Form 10-Q
period 2018-07-31
I-Minerals Inc
filed 2018-09-14
CIK 1405663

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: July 31, 2018

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

As of September 14, 2018, the registrant had 90,793,612 outstanding shares of common stock.

I-Minerals Inc.

PART I – FINANCIAL INFORMATION

I-Minerals Inc.

Condensed Consolidated Financial Statements
For the three months ended July 31, 2018
(Unaudited - Expressed in US dollars)

I-Minerals Inc. Condensed Consolidated Balance Sheets
(Unaudited - Expressed in US dollars)
(Prepared in accordance with US GAAP)

	Notes	July 31, 2018 $	April 30, 2018 $
ASSETS
Current assets
Cash		169,650	213,322
Receivables		8,114	6,801
Prepaids		45,847	35,725
		223,611	255,848

Equipment		15,686	14,118
Mineral property interest and deferred development costs	3	1,318,995	1,145,906
Deposits		28,728	28,728

TOTAL ASSETS		1,587,020	1,444,600

LIABILITIES
Current liabilities
Accounts payable and accrued liabilities	4,8	973,479	1,475,121
Promissory notes	5	19,742,893	18,240,855
Derivative liabilities	2,6,7	142,129	300,690
		20,858,501	20,016,666

CAPITAL DEFICIT
Capital Stock
Authorized:
Unlimited common shares with no par value
Issued and fully paid: 90,431,955 (April 30, 2018 – 89,831,955)	7	18,882,000	18,787,998
Additional paid-in capital		1,865,342	1,890,220
Commitment to issue shares	5	81,000	50,625
Deficit		(40,099,823)	(39,300,909)
TOTAL CAPITAL DEFICIT		(19,271,481)	(18,572,066)

TOTAL LIABILITIES AND CAPITAL DEFICIT		1,587,020	1,444,600

On behalf of the Board

“John Theobald”	Director	“W. Barry Girling”	Director

The accompanying notes are an integral part of these condensed consolidated financial statements.

I-Minerals Inc. Condensed Consolidated Statements of Loss For the three months ended July 31, 2018 and 2017
(Unaudited - Expressed in US dollars)

	Notes	2018 $	2017 $

OPERATING EXPENSES
Amortization		1,187	803
Management and consulting fees	7,8	49,084	34,731
Mineral property expenditures	8	53,566	118,212
General and miscellaneous		147,023	136,924
Professional fees	8	74,087	95,615

		(324,947)	(386,285)
OTHER (EXPENSE) INCOME
Foreign exchange gain (loss)		1,872	(18,637)
Accretion expense	5	(62,331)	(150,925)
Interest expense	5	(550,631)	(463,296)
Change in fair value of derivative liabilities	2,6,7	137,123	455,144

LOSS FOR THE PERIOD		(798,914)	(563,999)

Loss per share – basic and diluted		(0.01)	(0.01)

Weighted average number of shares outstanding		89,844,858	89,398,956

The accompanying notes are an integral part of these condensed consolidated financial statements.

I-Minerals Inc. Conensed Consolidated Statements of Cash Flows For the three months ended July 31, 2018 and 2017
(Unaudited - Expressed in US dollars)

	2018 $	2017 $
OPERATING ACTIVITIES
Loss for the period	(798,914)	(563,999)
Items not involving cash:
Amortization	1,187	803
Stock-based compensation	-	9,829
Accretion expense	62,331	150,925
Change in fair value of derivative liabilities	(137,123)	(455,144)
Unrealized foreign exchange (gain) loss	(2,708)	16,950
Change in non-cash operating working capital items:
Receivables	(1,313)	(1,720)
Prepaids	(10,122)	5,445
Accounts payable and accrued liabilities	594,069	526,717

Cash flows used in operating activities	(292,593)	(310,194)

INVESTING ACTIVITIES
Additions to mineral property interest	(199,408)	(179,963)
Purchase of equipment	(2,755)	(1,932)

Cash flows used in investing activities	(202,163)	(181,895)

FINANCING ACTIVITIES
Proceeds from exercise of stock options and warrants	46,084	-
Promissory notes received	405,000	250,000

Cash flows from financing activities	451,084	250,000

DECREASE IN CASH	(43,672)	(242,089)

CASH, BEGINNING OF THE PERIOD	213,322	287,282

CASH, END OF THE PERIOD	169,650	45,193

SUPPLEMENTAL CASH FLOW INFORMATION (Note 10)

Interest paid	-	-
Taxes paid	-	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

I-Minerals Inc. Condensed Consolidated Statements of Capital Deficit For the three months ended July 31, 2018
(Unaudited - Expressed in US dollars)

	Number of Shares #	Amount $	Commitment to Issue Shares $	Additional Paid-in Capital $	Accumulated Deficit $	Total Capital Deficit $

Balance at April 30, 2018	89,831,955	18,787,998	50,625	1,890,220	(39,300,909)	(18,572,066)

Issued during the period:
Shares issued on exercise of options	600,000	94,002	-	(24,878)	-	69,124
Shares issuable as a debt discount	-	-	30,375	-	-	30,375
Loss for the period	-	-	-	-	(798,914)	(798,914)

Balance at July 31, 2018	90,431,955	18,882,000	81,000	1,865,342	(40,099,823)	(19,271,481)

The accompanying notes are an integral part of these condensed consolidated financial statements.

I-Minerals Inc. Notes to the Condensed Consolidated Financial Statements For the three months ended July 31, 2018 and 2017
(Unaudited - Expressed in US dollars except where otherwise indicated)

1.	NATURE OF BUSINESS AND BASIS OF PRESENTATION AND LIQUIDITY:

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

Basis of Presentation and Liquidity

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information as well as Article 10 of Regulation S-X on the basis that the Company will continue as a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for the next year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At July 31, 2018, the Company had not yet achieved profitable operations, had an accumulated deficit of $40,099,823 since inception and expects to incur further losses in the development of its business, all of which casts substantial doubt upon the Company’s ability to continue as a going concern and, therefore, that it may be unable to realize its assets and discharge its liabilities in the normal course of business.

The financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of our management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included. Operating results for the three months ended July 31, 2018 are not necessarily indicative of the results that may be expected for the full year ending April 30, 2019. All amounts presented are in US dollars except where otherwise indicated. For further information refer to the financial statements and footnotes thereto for the year ended April 30, 2018 included in the Company’s Annual Report on Form 10-K filed on August 3, 2018.

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

Financial Instruments and Fair Value Measures

The book value of cash, accounts receivable, accounts payable and accrued liabilities approximate their fair values due to the immediate or short-term maturity of those instruments. The fair value hierarchy under US GAAP is based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

I-Minerals Inc. Notes to the Condensed Consolidated Financial Statements For the three months ended July 31, 2018 and 2017
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

The Company’s promissory notes are based on Level 2 inputs in the ASC 820 fair value hierarchy. The Company calculated the fair value of these instruments by discounting future cash flows using rates representative of current borrowing rates. At July 31, 2018, the promissory notes had a fair value of $19,431,479 (April 30, 2018 – $17,797,330).

The Company had certain Level 3 liabilities required to be recorded at fair value on a recurring basis in accordance with US GAAP as at July 31, 2018 and April 30, 2018. As at July 31, 2018, the Company’s Level 3 liabilities consisted of the warrants issued in connection with the Company’s offering of equity units in a private placement and warrants issued as financing fees as well as the grant of share purchase options to non-employees.

The resulting Level 3 liabilities have no active market and are required to be measured at their fair value each reporting period based on information that is unobservable.

A summary of the Company’s Level 3 liabilities for the three months ended July 31, 2018 and 2017 is as follows:

	2018 $	2017 $

Warrants (Note 6)

Beginning fair value	95,570	742,583
Issuance	1,602	4,195
Change in fair value	(53,433)	(306,893)
Ending fair value	43,739	439,885

Non-employee options (Note 7(c))

Beginning fair value	205,120	446,354
Transfer value on exercise	(23,040)	-
Fair value of options on vesting	-	32,798
Change in fair value	(83,690)	(148,251)
Ending fair value	98,390	330,901

Total Level 3 liabilities	142,129	770,786

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment). There were no assets or liabilities measured at fair value on a non-recurring basis during the periods ended July 31, 2018 and 2017.

Earnings (Loss) Per Share

The basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. For the three months ended July 31, 2018, loss per share excludes 9,914,001 (2017 – 10,992,130) potentially dilutive common shares (related to outstanding options and warrants as well as shares committed to be issued pursuant to the Third Promissory Notes) as their effect was anti-dilutive.

I-Minerals Inc. Notes to the Condensed Consolidated Financial Statements For the three months ended July 31, 2018 and 2017
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

$

Balance at April 30, 2018	1,145,906

Engineering and consulting	55,827
Metallurgy	43,003
Permitting and environmental	8,266
Interest on Promissory Notes	37,796
Other direct costs	28,197

Balance at July 31, 2018	1,318,995

4.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES:

	July 31, 2018 $	April 30, 2018 $

Trade payables	283,206	314,343
Amounts due to related parties (Note 8)	296,492	268,801
Interest payable on promissory notes (Note 5)	393,781	891,977

Total accounts payable and accrued liabilities	973,479	1,475,121

5.	PROMISSORY NOTES:

	July 31, 2018 $	April 30, 2018 $

Third promissory notes	19,555,503	18,053,412
Fourth promissory notes	187,390	187,443

Total promissory notes	19,742,893	18,240,855

I-Minerals Inc. Notes to the Condensed Consolidated Financial Statements For the three months ended July 31, 2018 and 2017
(Unaudited - Expressed in US dollars except where otherwise indicated)

Third Promissory Notes

On June 1, 2016, October 25, 2017, January 19, 2018 and March 30, 2018, the Company entered into agreements with the Lender pursuant to which up to an additional $4,045,000 will be advanced to the Company in tranches (the “Third Promissory Notes”). In addition, the First Promissory Notes and the Second Promissory Notes were amended and combined with the Third Promissory Notes with a modified maturity date of March 31, 2019.

As at April 30, 2018, the Company had received $3,640,000 in advances pursuant to the Third Promissory Notes. During the three months ended July 31, 2018, the Company received the final $405,000 in advances.

The following table outlines the estimated cash payments required in order to repay the principal balance of the Third Promissory Notes:

2018 $	2019 $	2020 $	2021 $	2022 $	Total $
-	19,723,796	-	-	-	19,723,796

Certain conditions may result in early repayment including immediate repayment in the event a person currently not related to the Company acquires more than 40% of the outstanding common shares of the Company. Debt issuance costs will be amortized over the estimated maturity life of the promissory notes.

The promissory notes bear interest at the rate of 12% per annum and during the three months ended July 31, 2018, the Company recorded interest of $580,865 (2017 - $457,567), of which $37,796 was capitalized to mineral property interest and $543,069 was expensed. Interest is payable semi-annually as calculated on May 31st and November 30th of each year. Interest is to be paid either in cash, in common shares or deemed an advance of principal at the option of the Lender. As part of the Third Promissory Notes agreement dated June 1, 2016, interest payable of $640,130 was transferred to the promissory notes balance as a deemed advance. This balance transferred was not subject to bonus shares or bonus warrants. The $640,130 of interest was for the period from December 1, 2015 to May 31, 2016. The lender also elected to have interest payable from June 1, 2016 to May 31, 2018 of $3,626,234 deemed as advances (not subject to bonus shares or bonus warrants).

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

During the three months ended July 31, 2018, the Company did not issue any bonus shares to the Lender. At July 31, 2018, the Company was committed to issuing 361,657 bonus shares to the Lender at the fair value of $81,000. The fair value of the bonus shares was determined by reference to the trading price of the Company’s common shares on the date the advances were received.

The fair value of 139,984 bonus share purchase warrants committed to be issued (based on advances received during the period) during the three months ended July 31, 2018 of $1,602 was estimated using the Black-Scholes option pricing model with the following weighted average assumptions: stock price – CAD$0.239; exercise price – CAD$0.290; expected risk-free interest rate – 0.73%; expected life – 0.57 years; expected volatility – 43% and expected dividend rate – 0%.

I-Minerals Inc. Notes to the Condensed Consolidated Financial Statements For the three months ended July 31, 2018 and 2017
(Unaudited - Expressed in US dollars except where otherwise indicated)

The aggregate finance fees (bonus shares and bonus warrants) are recorded against the promissory notes balance and are being amortized to the Statement of Loss over the life of the promissory notes using the effective interest method. The accretion expense in respect of the debt discount recorded on the issuance of bonus shares and warrants totalled $59,676 for the three months ended July 31, 2018 (2017 - $148,270). The unamortized debt discount as at July 31, 2018 is $168,292 (April 30, 2018 – $195,991).

The promissory notes are collateralized by the Company’s Helmer-Bovill Property.

Fourth Promissory Notes

On March 13, 2017, the Company entered into a loan agreement with an arm’s-length lender pursuant to which CAD$250,000 ($186,846) was advanced to the Company (the “Fourth Promissory Notes”). As at July 31, 2018, the balance of the Fourth Promissory Notes was CAD$250,000 ($192,057). The loan bears interest at a rate of 12% per annum and during the three months ended July 31, 2018, the Company recorded interest of $7,562 (2017 - $5,729). The Fourth Promissory Notes are unsecured and are due on or before December 31, 2018.

The aggregate finance fees (bonus shares and bonus warrants) are recorded against the Fourth Promissory Notes balance and are being amortized to the Statement of Loss over the life of the Fourth Promissory Notes using the effective interest method. The accretion expense in respect of the debt discount recorded on the issuance of bonus shares and warrants totalled $2,655 for the three months ended July 31, 2018 (2017 - $2,655). The unamortized debt discount as at July 31, 2018 is $4,667 (April 30, 2018 - $7,322).

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

$

Balance, April 30, 2018	95,570

Bonus warrants issuable pursuant to promissory notes (Note 5)	1,602
Change in fair value of warrant derivatives	(53,433)

Balance, July 31, 2018	43,739

At July 31, 2018, the Company determined the fair value of Warrant Derivative Liabilities to be $43,739 (April 30, 2018 - $95,570) as estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	July 31, 2018	April 30, 2018

Stock price (CAD$)	0.20	0.26
Exercise price (CAD$)	0.31	0.32
Risk-free interest rate (%)	0.73	0.73
Expected life (years)	0.45	0.70
Expected volatility (%)	50	40
Expected dividends ($)	Nil	Nil

I-Minerals Inc. Notes to the Condensed Consolidated Financial Statements For the three months ended July 31, 2018 and 2017
(Unaudited - Expressed in US dollars except where otherwise indicated)

7.	SHARE CAPITAL:

Common shares

a)	Authorized:

Unlimited number of common shares, without par value.

The holders of common shares are entitled to receive dividends which are declared from time to time, and are entitled to one vote per share at meetings of the Company. All shares are ranked equally with regards to the Company’s residual assets.

b)	Stock transactions:

During the three months ended July 31, 2018, the Company completed the following stock transactions:

i)	On July 30, 2018, the Company issued 600,000 common shares on the exercise of stock options with an exercise price of CAD$0.10 per common share resulting in gross proceeds of CAD$60,000 ($46,085).

c)	Stock options:

The Company has granted stock options under the terms of its Stock Option Plan (the “Plan”). The Plan provides that the directors of the Company may grant options to purchase common shares to directors, officers, employees and service providers of the Company on terms that the directors of the Company may determine are within the limitations set forth in the Plan. The maximum number of shares available under the Plan is limited to 10% of the issued common shares. The maximum term of stock options is ten years. All stock options vest on the date of grant, unless otherwise stated. As at July 31, 2018, the Company had 4,518,196 stock options available for grant pursuant to the Plan (April 30, 2018 - 2,578,196).

The Company’s stock options outstanding as at July 31, 2018 and April 30, 2018 and the changes for the period then ended are as follows:

	Number Outstanding	Weighted Average Exercise Price (in CAD$)

Balance outstanding at April 30, 2018	6,405,000	0.22
Exercised	(600,000)	0.10
Expired	(1,280,000)	0.15

Balance outstanding at July 31, 2018	4,525,000	0.26

Balance exercisable at July 31, 2018	4,525,000	0.26

I-Minerals Inc. Notes to the Condensed Consolidated Financial Statements For the three months ended July 31, 2018 and 2017
(Unaudited - Expressed in US dollars except where otherwise indicated)

Summary of stock options outstanding at July 31, 2018:

Security	Number Outstanding	Exercise Price (CAD$)	Expiry Date	Remaining Contractual Life (years)

Stock options	200,000	0.25	November 19, 2018	0.30
Stock options	150,000	0.25	January 8, 2019	0.44
Stock options	300,000	0.25	May 23, 2019	0.81
Stock options	1,975,000	0.25	January 29, 2020	1.50
Stock options	200,000	0.25	August 4, 2020	2.01
Stock options	300,000	0.30	July 21, 2021	2.98
Stock options	400,000	0.30	November 3, 2021	3.26
Stock options	1,000,000	0.25	April 20, 2022	3.72

Non-Employee Stock Options

In accordance with the guidance of ASC 815-40-15, stock options awarded to non-employees that are fully vested and exercisable in Canadian dollars are required to be accounted for as derivative liabilities because they are considered not to be indexed to the Company’s stock due to their exercise price being denominated in a currency other than the Company’s functional currency. Stock options awarded to non-employees that are not vested are accounted for as equity awards until the terms associated with their vesting requirements have been met. As at July 31, 2018, there were nil (2017 – 200,000) non-employee stock option awards that had not yet vested.

The non-employee stock options are accounted for at their respective fair values and are summarized as follows for the three months ended July 31, 2018 and 2017:

	2018 $	2017 $

Fair value of non-employee options, beginning of the period	205,120	446,354
Fair value of options on vesting	-	32,798
Transfer value on exercise of options	(23,040)	-
Change in fair value of non-employee stock options during the period	(83,690)	(148,251)

Fair value of non-employee options, end of the period	98,390	330,901

The Company determined the fair value of its non-employee stock options as at July 31, 2018 and April 30, 2018 using the Black-Scholes option pricing model with the following weighted average assumptions:

	July 31, 2018	April 30, 2018

Stock price (CAD$)	0.20	0.26
Exercise price (CAD$)	0.26	0.23
Risk-free interest rate (%)	1.26	1.07
Expected life (years)	2.88	1.86
Expected volatility (%)	59	49
Expected dividends ($)	Nil	Nil

I-Minerals Inc. Notes to the Condensed Consolidated Financial Statements For the three months ended July 31, 2018 and 2017
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

As at July 31, 2018, the unamortized compensation cost of options is $nil and the intrinsic value of options expected to vest is $nil.

Share-based payments are classified in the Company’s Statement of Loss during the three months ended July 31, 2018 and 2017 as follows:

	2018 $	2017 $
Management and consulting fees	-	9,829
	-	9,829

d)	Share purchase warrants:

A summary of fully-exercisable share purchase warrants as at July 31, 2018 and April 30, 2018 and the changes for the periods then ended are as follows:

	Number Outstanding	Weighted Average Exercise Price (CAD$)
Balance at April 30, 2018	4,887,360	0.32
Issued	139,984	0.29
Balance at July 31, 2018	5,027,344	0.31

Summary of warrants outstanding and issuable at July 31, 2018:

Security	Number Outstanding	Exercise Price ($CAD)	Expiry Date
Warrants	730,848	0.22	December 31, 2018(1)
Warrants	242,545	0.23	December 31, 2018(1)
Warrants	194,344	0.24	December 31, 2018(1)
Warrants	37,203	0.245	December 31, 2018(1)
Warrants	393,058	0.255	December 31, 2018(1)
Warrants	192,206	0.259	December 31, 2018(1)
Warrants	126,843	0.265	December 31, 2018(1)
Warrants	198,750	0.272	December 31, 2018(1)
Warrants	269,951	0.290	December 31, 2018(1)
Warrants	95,781	0.291	December 31, 2018(1)
Warrants	100,373	0.295	December 31, 2018(1)
Warrants	175,979	0.298	December 31, 2018(1)
Warrants	49,294	0.299	December 31, 2018(1)
Warrants	83,205	0.301	December 31, 2018(1)
Warrants	150,246	0.310	December 31, 2018(1)
Warrants	65,514	0.320	December 31, 2018(1)
Warrants	58,059	0.330	December 31, 2018(1)
Warrants	58,496	0.335	December 31, 2018(1)
Warrants	35,997	0.383	December 31, 2018(1)
Warrants	30,139	0.405	December 31, 2018(1)
Warrants	34,031	0.420	December 31, 2018(1)
Warrants	40,761	0.460	December 31, 2018(1)
Warrants	25,621	0.470	December 31, 2018(1)
Warrants	63,756	0.475	December 31, 2018(1)
Warrants	24,344	0.540	December 31, 2018(1)
Warrants	1,550,000	0.40	January 31, 2019

I-Minerals Inc. Notes to the Condensed Consolidated Financial Statements For the three months ended July 31, 2018 and 2017
(Unaudited - Expressed in US dollars except where otherwise indicated)

Notes:
(1)	The warrants are exercisable until the earlier of the date disclosed or the date that the promissory note advance, including interest, is repaid (Note 5).

8.	RELATED PARTY TRANSACTIONS:

During the three months ended July 31, 2018, management and consulting fees of $24,000 (2017 - $24,000) were charged by RJG Capital Corporation, a wholly-owned company of W. Barry Girling, Director. Wayne Moorhouse, Director, charged $768 (2017 - $902) in management and consulting fees. $8,169 (2017 - $8,076) was charged by Malaspina Consultants Inc. for the services of Matt Anderson, CFO, and are included in professional fees.

Included in accounts payable and accrued liabilities are amounts owed to directors or officers or companies controlled by them. As at July 31, 2018, the amount was $296,492 (2017 – $198,844). All amounts are non-interest bearing, unsecured, and due on demand.

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

Investing and financing activities that affect recognized assets or liabilities but that do not result in cash receipts or cash payments are excluded from the consolidated statements of cash flows. During the three months ended July 31, 2018, the following transactions were excluded from the consolidated statement of cash flows:

a)	The commitment to issue 139,984 common shares at the fair value of $30,375 and 139,984 warrants at the fair value of $1,602 pursuant to the promissory notes;

b)	The transfer of $1,069,392 of interest payable on the Third Promissory Notes from accounts payable and accrued liabilities to promissory notes; and,

c)	Deferred mineral property expenditures of $114,242 included in accounts payable and accrued liabilities at July 31, 2018, less $140,561 included in accounts payable at April 30, 2018 (net inclusion of $26,319).

During the three months ended July 31, 2017, the following transactions were excluded from the consolidated statement of cash flows:

a)	The commitment to issue 55,771 common shares at the fair value of $18,750 and 55,771 warrants at the fair value of $4,195 pursuant to the promissory notes.

11.	SUBSEQUENT EVENTS:

Subsequent to July 31, 2018:

i)	On August 10, 2018, the Company granted 1,250,000 stock options to the CEO of the company at an exercise price of CAD$0.25 for a period of five years. The stock options vesting subject to securing financing to build the Bovill Kaolin mine and the attainment of commercial production. In addition, the Company granted 200,000 stock options to a consultant at an exercise price of CAD$0.25 for a period of five years. The options vest as to 25% every three months from the date of grant.

I-Minerals Inc. Notes to the Condensed Consolidated Financial Statements For the three months ended July 31, 2018 and 2017
(Unaudited - Expressed in US dollars except where otherwise indicated)

ii)	On August 10, 2018, the Company issued 361,657 bonus shares to the Lender pursuant to the Third Promissory Notes (Note 5).

iii)	On September 11, 2018, the Company entered into a Loan Agreement with a company controlled by a director of the Company (the “Lender”) pursuant to which up to $2,500,000 will be advanced to the Company in tranches (the “Fifth Promissory Notes”). The Fifth Promissory Notes bear interest at the rate of 14% per annum payable semi-annually as calculated on May 31st and November 30th of each year. Interest is to be paid either in cash, in common shares or deemed an advance of principal at the option of the Lender. The Company and the Lender agreed that the Lender is to receive bonus shares equal to 6% of each loan tranche advanced under the Fifth Promissory Notes divided by the Company’s common share market price. The Fifth Promissory Notes are collateralized by the Company’s Helmer-Bovill Property. The Fifth Promissory Notes are due on or before December 31, 2019. The Fifth Promissory Notes agreement is subject to TSX Venture Exchange approval.

Item 2.  Management’s discussion and analysis of financial condition and results of operations

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report constitute "forward-looking statements.” These statements, identified by words such as “plan,” "anticipate,” "believe,” "estimate,” "should,” "expect" and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. Forward-looking statements involve known and unknown risks, uncertainties, assumptions and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Such factors include, among others, general business, economic, competitive, political and social uncertainties; the actual results of current exploration and development activities; changes in project parameters as plans continue to be refined; changes in labour costs or other costs of production; future mineral prices; equipment or processes to operate as anticipated; accidents, labour disputes and other risks of the mining industry, including but not limited to environmental hazards, cave-ins, pit-wall failures, flooding, rock bursts and other acts of God or unfavourable operating conditions and losses; delays in obtaining governmental approvals or financing or in the completion of development or construction activities, as well as those factors discussed in the section titled "Risk Factors" in our Annual Report on Form 10-K which was filed with the SEC on August 3, 2018.

Forward looking statements are based on a number of material factors and assumptions, including the results of exploration/development and drilling activities, the availability and final receipt of required approvals, licenses and permits, that sufficient working capital is available to complete proposed exploration/development and drilling activities, that contracted parties provide goods and/or services on the agreed time frames, the equipment necessary for exploration/development is available as scheduled and does not incur unforeseen break downs, that no labour shortages or delays are incurred and that no unusual geological or technical problems occur. While we consider these assumptions may be reasonable based on information currently available to it, they may prove to be incorrect. Actual results may vary from such forward-looking information for a variety of reasons, including but not limited to risks and uncertainties disclosed in the section titled “Risk Factors” in this Quarterly Report.

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

Plan of Operation

Engineering work on the Bovill Kaolin Project

As recommended in the 2016 FS, we are about to begin the contemplated utility surveys and are undertaking additional pilot plant work to produce customer samples for marketing purposes and the related testwork for final equipment selection.  Two pilot plants are scheduled to commence in the 4th Quarter of calendar 2018. The first pilot plant will produce both halloysite grades and kaolin for metakaolin production, and the second pilot plant will produce additional K-spar and quartz.  Additional work is also ongoing to finalize the process plant water balance and utilities consumptions.  This work together with the General and Administrative expenses related in part to our continuing financing efforts are estimated to cost about USD$4,490,750.

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

Three bulk samples are currently completed or scheduled for start-up at both GMT and MRL.  At the MRL, the first bulk sample produced high quality K-spar product and provided feedstock for an upcoming quartz pilot plant (pending the completion of the second bulk sample K-spar production).  The second bulk sample has been prepped and readied for K-spar processing that will commence in the 4th Quarter of calendar 2018.  Upon completion of K-spar production, the flotation tails will be combined with like material from the first bulk sample and used as feedstock for subsequent quartz pilot plant production. The third bulk sample will consist of approximately 66 tons that will be sent to GMT for pilot plant clay processing to commence in the 4th Quarter of calendar 2018. This clay processing will include the incorporation of a new hydrocyclone processing step to improve clay/sand separation, and ultimately produce both HalloPureÒ and ULTRA HallopureÒ halloysite products as well as kaolin for metakaolin production.

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

Results of Operation

Three months ended July 31, 2018

We recorded a loss of $798,914 ($0.01 per share) for the three months ended July 31, 2018 as compared to a loss of $563,999 ($0.01 per share) for the three months ended July 31, 2017.  The increase in the loss recorded for the three months ended July 31, 2018 as compared to the three months ended July 31, 2017 is the net result of changes to a number of expenses.  Of note are the following items:

  Management and consulting fees of $49,084 (2017 - $34,731) are comprised of fees to manage our Company and stock-based compensation.  The stock-based compensation recognized in the current period was $nil (2017 - $9,829).  Approximately 50% of the fees to manage our Company are charged to management and consulting fees and the other 50% is charged to mineral property expenditures and/or capitalized to mineral property interest.
  Mineral property expenditures of $53,566 (2017 - $118,212) are costs incurred on our Helmer-Bovill Property.  The expenditures in the current period are pre-development costs that have been expensed during the period.  The Company also capitalized $173,089 of development costs to the balance sheet during the 2018 period.  The main components of capitalized costs during the current period included engineering and consulting ($55,827) and metallurgy ($43,003).  During the current period, the Company continues to optimize the metallurgical processes and detailed engineering.

  General and miscellaneous expenses of $147,023 (2017 - $136,924) are comprised of office and telephone expenses, payroll taxes, medical benefits, insurance premiums, travel expenses, promotional expenses, shareholder communication fees, transfer agent fees and filing fees.
  Professional fees of $74,087 (2017 – $95,615) include legal fees, audit fees and financial consulting fees.
  Accretion expense of $62,331 (2017 - $150,925) is the amortization of the fair value of bonus shares and bonus warrants issued to the lender of the promissory notes.  The bonus shares and bonus warrants are amortized over the life of the promissory notes.
  Interest expense of $550,631 (2017 - $463,296) is from promissory notes that bear interest at a rate of 12% per year.  Interest increased as additional funds were advanced.
  We recorded a gain on change in fair value of derivative liabilities of $137,123 (2017 – gain of $455,144).  The change in fair value of derivative liabilities is based on the change in remaining term of derivative instruments and our stock price.  The derivatives include warrants as well as stock options granted to non-employees.  The derivative liabilities do not represent cash liabilities.

Liquidity and Capital Resources

Our aggregate operating, investing and financing activities during the three months ended July 31, 2018 resulted in a net cash outflow of $43,672 (2017 – outflow of $242,089).  As at July 31, 2018, we had a working capital deficiency of $20,634,890.

During the three months ended July 31, 2018, $875,227 was used in operations before changes in non-cash operating working capital items (2017 - $840,636).  During the three ended July 31, 2018, we spent $202,163 on investing activities (2017 - $181,895) and we received $451,084 from financing activities (2017 - $250,000).

We have been financed by advances pursuant to promissory notes advanced by BV Lending LLC, an entity controlled by Allen L. Ball, a member of our Board of Directors and our largest shareholder (the “Lender”).  During the three months ended July 31, 2018, the Company was receiving advances pursuant to the Third Promissory Notes.  As at July 31, 2018, the balance of the Third Promissory Notes was $19,723,796.

On September 11, 2018, the Company entered into a loan agreement with the Lender pursuant to which up to $2,500,000 will be advanced to the Company in tranches (the “Fifth Promissory Notes”) scheduled to be provided from September 2018 to March 2019.

The First, Second and Third Promissory Notes have a maturity date of March 31, 2019.  The Fifth Promissory Notes have a maturity date of December 31, 2019.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable

Item 4. Controls and Procedures.

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of July 31, 2018. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of July 31, 2018.  There were no material changes in the Company’s internal control over financial reporting during the first quarter of fiscal 2019.

PART II

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

There have been no material changes from the risk factors as previously disclosure in our Annual Report on Form 10-K which was filed with the SEC on August 3, 2018.

Item 2. Sale of Unregistered Securities.

All unregistered sales of equity securities during the period covered by the Quarterly Report were previously disclosed in our current reports on Form 8-K and our Annual Report on Form 10-K other than the following:

i)	On July 30, 2018, we issued 600,000 common shares in accordance with the exercise of 600,000 stock options at CAD$0.10 per share. The securities were issued pursuant to the provisions of Section 4(2) of the Securities Act.

ii)	On August 10, 2018, we issued 361,657 common shares with a fair value of $55,160. The common shares were issued in accordance with the terms of loan agreements. The securities were issued pursuant to the provisions of Rule 506 of Regulation D of the Securities Act as the creditor represented that it was an accredited investor as defined in Rule 501 of Regulation D.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act (The “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the three months ended July 31, 2018, our U.S. development property was not subject to regulation by the Federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977 (the "Mine Act").

Item 5. Other Information.

On August 10, 2018, we announced (i) the resignation of Thomas Conway as a member of our board of directors, and (ii) the grant of 1,450,000 stock options exercisable at a price of CAD$0.25 per share for a period of five years from the date of grant.

On September 11, 2018, the Company entered into a loan agreement with the Lender pursuant to which up to $2,500,000 will be advanced to the Company in tranches scheduled to be provided from September 2018 to March 2019.

Item 6. Exhibits.

3.1	Certificate of Continuation.(2)
3.2	Articles of Continuance.(2)
3.3	Certificate of Amendment.(2)
3.4	Articles of Amendment.(2)
3.5	By-Laws.(2)
10.1	Assignment Agreement with Contingent Right of Reverter dated August 10, 2002, between the Company, Idaho Industrial Minerals, LLC and Northwest Kaolin Inc.(2)
10.2	Amendment and Ratifications of Assignment Agreement with Contingent Right of Reverter dated August 10, 2005, between the Company, Idaho Industrial Minerals, LLC and Northwest Kaolin Inc.(2)
10.3	Second Amendment and Ratifications of Assignment Agreement with Contingent Right of Reverter dated August 10, 2005, between the Company, Idaho Industrial Minerals, LLC and Northwest Kaolin Inc.(2)
10.4	Third Amendment and Ratifications of Assignment Agreement with Contingent Right of Reverter dated August 10, 2008, between the Company, Idaho Industrial Minerals, LLC and Northwest Kaolin Inc.(2)
10.5	Fourth Amendment and Ratifications of Assignment Agreement with Contingent Right of Reverter dated January 1, 2010, between the Company, Idaho Industrial Minerals, LLC and Northwest Kaolin Inc.(2)
10.6	Employment Agreement dated April 1, 2013 between the Company and Thomas M. Conway.(2)
10.7	Loan Agreement dated September 13, 2013 between the Company and BV Lending LLC.(2)
10.8	Stock Option Plan.(1)
10.9	Sales Agreement dated April 28, 2014 between I-Minerals USA, Inc. and Pre-Mix, Inc.(2)
10.10	Loan Agreement dated February 18, 2015 between the Company and BV Lending LLC.(3)
10.11	Amendment Agreement dated December 1, 2015 between the Company and BV Lending LLC.(4)
10.12	Loan Agreement dated June 1, 2016 between the Company and BV Lending LLC. (5)
10.13	Amending Agreement dated October 25, 2017 between the Company and BV Lending LLC. (6)
10.14	Amending Agreement dated January 18, 2018 between the Company and BV Lending LLC. (7)
10.15	Amending Agreement dated March 30, 2018 between the Company and BV Lending LLC. (8)
10.16	Employment Agreement dated March 1, 2018 between the Company and John Theobald. (8)
10.17	Settlement Agreement dated August 3, 2018 between the Company and Thomas Conway.
10.18	Loan Agreement dated September 11, 2018 between the Company and BV Lending LLC.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (Rule 13a-14 and 15d-14 of the Exchange Act)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (Rule 13a-14 and 15d-14 of the Exchange Act)
32.1	Certification of Chief Executive Officer pursuant to pursuant to Section 1350 of Title 18 of the United States Code
32.2	Certification of Chief Financial Officer pursuant to pursuant to Section 1350 of Title 18 of the United States Code

Notes:

(1)	Filed as an exhibit to our Registration Statement on Form 10 filed with the SEC on November 17, 2014.
(2)	Filed as an exhibit to our Registration Statement on Form 10/A filed with the SEC on December 24, 2014.
(3)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on March 11, 2015.
(4)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on December 7, 2015.
(5)	Filed as an exhibit to our Form 10-Q filed with the SEC on September 14, 2016.
(6)	Filed as an exhibit to our Form 10-Q filed with the SEC on December 15, 2017.
(7)	Filed as an exhibit to our Form 10-Q filed with the SEC on March 14, 2018.
(8)	Filed as an exhibit to our Form 10-K filed with the SEC on August 3, 2018

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

I-MINERALS INC.

Date:	September 14, 2018	By:	/s/ John Theobald
JOHN THEOBALD
Chief Executive Officer and President
(Principal Executive Officer)

Date:	September 14, 2018	By:	/s/ Matthew Anderson
MATTHEW ANDERSON
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)