Form 10-Q
period 2018-10-31
I-Minerals Inc
filed 2018-12-17
CIK 1405663

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: October 31, 2018

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

As of December 14, 2018, the registrant had 90,793,612 outstanding shares of common stock.

I-Minerals Inc.

PART I – FINANCIAL INFORMATION

I-Minerals Inc.

Condensed Consolidated Financial Statements

For the six months ended October 31, 2018

(Unaudited - Expressed in US dollars)

 I-Minerals Inc.

Condensed Consolidated Balance Sheets

(Unaudited - Expressed in US dollars)

(Prepared in accordance with US GAAP)

	Notes	October 31, 2018 $	April 30, 2018 $
ASSETS
Current assets
Cash		240,994	213,322
Receivables		6,404	6,801
Prepaids		34,005	35,725
		281,403	255,848

Equipment		15,606	14,118
Mineral property interest and deferred development costs	3	1,606,676	1,145,906
Deposits		28,728	28,728

TOTAL ASSETS		1,932,413	1,444,600

LIABILITIES
Current liabilities
Accounts payable and accrued liabilities	4,8	1,454,469	1,475,121
Promissory notes	5	19,806,778	18,240,855
Derivative liabilities	2,6,7	43,809	300,690
		21,305,056	20,016,666

Promissory notes	5	669,937	-
TOTAL LIABILITIES		21,974,993	20,016,666

CAPITAL DEFICIT
Capital Stock
Authorized:
Unlimited common shares with no par value
Issued and fully paid: 90,793,612 (April 30, 2018 – 89,831,955)	7	18,963,000	18,787,998
Additional paid-in capital		1,871,207	1,890,220
Commitment to issue shares	5	42,600	50,625
Deficit		(40,919,387)	(39,300,909)
TOTAL CAPITAL DEFICIT		(20,042,580)	(18,572,066)

TOTAL LIABILITIES AND CAPITAL DEFICIT		1,932,413	1,444,600

On behalf of the Board

                 “John Theobald”                 Director                                              “W. Barry Girling”                 Director

The accompanying notes are an integral part of these condensed consolidated financial statements.

I-Minerals Inc.

Condensed Consolidated Statements of Loss

For the three and six months ended October 31, 2018 and 2017

 (Unaudited - Expressed in US dollars)

	Notes	Three months ended October 31,		Six months ended October 31,
		2018	2017	2018	2017
		$	$	$	$

OPERATING EXPENSES
Amortization		1,190	766	2,377	1,569
Management and consulting fees	7,8	49,210	23,579	98,294	58,310
Mineral property expenditures		61,964	98,915	115,530	217,127
General and miscellaneous		147,180	109,630	294,203	246,554
Professional fees	8	28,669	52,816	102,756	148,431

		(288,213)	(285,706)	(613,160)	(671,991)
OTHER (EXPENSE) INCOME
Foreign exchange gain (loss)		(1,993)	7,020	(121)	(11,617)
Accretion expense	5	(68,249)	(168,347)	(130,580)	(319,272)
Interest expense	5	(559,429)	(483,386)	(1,110,060)	(946,682)
Change in fair value of derivative liabilities	2,6,7	98,320	384,916	235,443	840,060

LOSS FOR THE PERIOD		(819,564)	(545,503)	(1,618,478)	(1,109,502)

Loss per share – basic and diluted		(0.01)	(0.01)	(0.02)	(0.01)
Weighted average number of shares outstanding		90,758,233	89,484,792	90,301,615	89,442,019

 The accompanying notes are an integral part of these condensed consolidated financial statements.

I-Minerals Inc.

Condensed Consolidated Statements of Cash Flows

For the six months ended October 31, 2018 and 2017

(Unaudited - Expressed in US dollars)

	2018 $	2017 $
OPERATING ACTIVITIES
Loss for the period	(1,618,478)	(1,109,502)
Items not involving cash:
Amortization	2,377	1,569
Stock-based compensation	5,865	8,632
Accretion expense	130,580	319,272
Change in fair value of derivative liabilities	(235,443)	(840,060)
Unrealized foreign exchange (gain) loss	(4,535)	10,611
Change in non-cash operating working capital items:
Receivables	397	1,229
Prepaids	1,720	24,560
Accounts payable and accrued liabilities	1,099,452	940,313

Cash flows used in operating activities	(618,065)	(643,376)

INVESTING ACTIVITIES
Additions to mineral property interest	(511,482)	(319,021)
Purchase of equipment	(3,865)	(1,931)
Deposits	-	(20,000)

Cash flows used in investing activities	(515,347)	(340,952)

FINANCING ACTIVITIES
Proceeds from exercise of stock options and warrants	46,084	-
Promissory notes received	1,115,000	750,000

Cash flows from financing activities	1,161,084	750,000

INCREASE (DECREASE) IN CASH	27,672	(234,328)

CASH, BEGINNING OF THE PERIOD	213,322	287,282

CASH, END OF THE PERIOD	240,994	52,954

SUPPLEMENTAL CASH FLOW INFORMATION (Note 10)
	-
Interest paid	-	-
Taxes paid	-	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

I-Minerals Inc.

Condensed Consolidated Statements of Capital Deficit

For the six months ended October 31, 2018

(Unaudited - Expressed in US dollars)

	Number of Shares #	Amount $	Commitment to Issue Shares $	Additional Paid-in Capital $	Accumulated Deficit $	Total Capital Deficit $

Balance at April 30, 2018	89,831,955	18,787,998	50,625	1,890,220	(39,300,909)	(18,572,066)

Issued during the period:
Shares issued on exercise of options	600,000	94,002	-	(24,878)	-	69,124
Shares issued as a debt discount	361,657	81,000	(81,000)	-	-	-
Shares issuable as a debt discount	-	-	72,975	-	-	72,975
Share-based payments – vesting	-	-	-	5,865	-	5,865
Loss for the period	-	-	-	-	(1,618,478)	(1,618,478)

Balance at October 31, 2018	90,793,612	18,963,000	42,600	1,871,207	40,919,387	(20,042,580)

The accompanying notes are an integral part of these condensed consolidated financial statements.

I-Minerals Inc.

Notes to the Condensed Consolidated Financial Statements

For the six months ended October 31, 2018 and 2017

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

Basis of Presentation and Liquidity

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information as well as Article 10 of Regulation S-X on the basis that the Company will continue as a going concern,which assumes that the Company will be able to meet its obligations and continue its operations for the next year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At October 31, 2018, the Company had not yet achieved profitable operations, had an accumulated deficit of $40,919,387 since inception and expects to incur further losses in the development of its business, all of which casts substantial doubt upon the Company’s ability to continue as a going concern and, therefore, that it may be unable to realize its assets and discharge its liabilities in the normal course of business.

The financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of our management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included. Operating results for the six months ended October 31, 2018 are not necessarily indicative of the results that may be expected for the full year ending April 30, 2019. All amounts presented are in US dollars except where otherwise indicated. For further information refer to the financial statements and footnotes thereto for the year ended April 30, 2018 included in the Company’s Annual Report on Form 10-K filed on August 3, 2018.

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

For the six months ended October 31, 2018 and 2017

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

The Company’s promissory notes are based on Level 2 inputs in the ASC 820 fair value hierarchy. The Company calculated the fair value of these instruments by discounting future cash flows using rates representative of current borrowing rates. At October 31, 2018, the promissory notes had a fair value of $20,322,258 (April 30, 2018 – $17,797,330).

The Company had certain Level 3 liabilities required to be recorded at fair value on a recurring basis in accordance with US GAAP as at October 31, 2018 and April 30, 2018. As at October 31, 2018, the Company’s Level 3 liabilities consisted of the warrants issued in connection with the Company’s offering of equity units in a private placement and warrants issued as financing fees as well as the grant of share purchase options to non-employees.

The resulting Level 3 liabilities have no active market and are required to be measured at their fair value each reporting period based on information that is unobservable.

A summary of the Company’s Level 3 liabilities as at and for the six months ended October 31, 2018 and 2017 is as follows:

	2018 $	2017 $

Warrants (Note 6)

Beginning fair value	95,570	742,583
Issuance	1,602	11,994
Change in fair value	(97,111)	(535,171)
Ending fair value	61	219,406

Non-employee options (Note 7(c))

Beginning fair value	205,120	446,354
Transfer value on exercise	(23,040)	-
Fair value of options on vesting	-	53,874
Change in fair value	(138,332)	(304,889)
Ending fair value	43,748	195,339

Total Level 3 liabilities	43,809	414,745

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment). There were no assets or liabilities measured at fair value on a non-recurring basis during the periods ended October 31, 2018 and 2017.

I-Minerals Inc.

Notes to the Condensed Consolidated Financial Statements

For the six months ended October 31, 2018 and 2017

(Unaudited - Expressed in US dollars except where otherwise indicated)

Earnings (Loss) Per Share

The basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. For the six months ended October 31, 2018, loss per share excludes 11,340,737 (2017 – 11,263,214) potentially dilutive common shares (related to outstanding options and warrants as well as shares committed to be issued pursuant to the Fifth Promissory Notes) as their effect was anti-dilutive.

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

$

Balance at April 30, 2018	1,145,906

Engineering and consulting	112,358
Metallurgy	192,562
Permitting and environmental	15,851
Interest on Promissory Notes	87,434
Other direct costs	52,565

Balance at October 31, 2018	1,606,676

4.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES:

	October 31, 2018 $	April 30, 2018 $

Trade payables	235,622	314,343
Amounts due to related parties (Note 8)	199,087	268,801
Interest payable on promissory notes (Note 5)	1,019,760	891,977

Total accounts payable and accrued liabilities	1,454,469	1,475,121

5.	PROMISSORY NOTES:

	October 31, 2018 $	April 30, 2018 $

Third promissory notes	19,618,560	18,053,412
Fourth promissory notes	188,218	187,443
Fifth promissory notes	669,937	-

Total promissory notes	20,476,715	18,240,855

Current	19,806,778	18,240,855
Non-current	669,937	-

I-Minerals Inc.

Notes to the Condensed Consolidated Financial Statements

For the six months ended October 31, 2018 and 2017

(Unaudited - Expressed in US dollars except where otherwise indicated)

Third Promissory Notes

On June 1, 2016, October 25, 2017, January 19, 2018 and March 30, 2018, the Company entered into agreements with a company controlled by a director of the Company (the “Lender”) pursuant to which up to an additional $4,045,000 will be advanced to the Company in tranches (the “Third Promissory Notes”). In addition, the First Promissory Notes and the Second Promissory Notes were amended and combined with the Third Promissory Notes with a modified maturity date of March 31, 2019.

As at April 30, 2018, the Company had received $3,640,000 in advances pursuant to the Third Promissory Notes. During the six months ended October 31, 2018, the Company received the final $405,000 in advances.

Certain conditions may result in early repayment including immediate repayment in the event a person currently not related to the Company acquires more than 40% of the outstanding common shares of the Company. Debt issuance costs will be amortized over the estimated maturity life of the promissory notes.

The Third Promissory Notes bear interest at the rate of 12% per annum and during the six months ended October 31, 2018, the Company recorded interest of $1,177,442 (2017 - $934,907), of which $87,434 was capitalized to mineral property interest and $1,090,008 was expensed. Interest is payable semi-annually as calculated on May 31st and November 30th of each year. Interest is to be paid either in cash, in common shares or deemed an advance of principal at the option of the Lender. As part of the Third Promissory Notes agreement dated June 1, 2016, interest payable of $640,130 was transferred to the promissory notes balance as a deemed advance. This balance transferred was not subject to bonus shares or bonus warrants. The $640,130 of interest was for the period from December 1, 2015 to May 31, 2016. The lender also elected to have interest payable from June 1, 2016 to May 31, 2018 of $3,626,234 deemed as advances (not subject to bonus shares or bonus warrants).

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

During the six months ended October 31, 2018, the Company issued 361,657 bonus shares to the Lender at the fair value of $81,000, based on their quoted market price at the date the advances were receiving, including 221,673 shares having a fair value of $50,625 that the Company had committed to issue as at April 30, 2018. The fair value of the bonus shares was determined by reference to the trading price of the Company’s common shares on the date the advances were received.

The fair value of 139,984 bonus share purchase warrants committed to be issued (based on advances received during the period) during the six months ended October 31, 2018 of $1,602 was estimated using the Black-Scholes option pricing model with the following weighted average assumptions: stock price – CAD$0.239; exercise price – CAD$0.290; expected risk-free interest rate – 0.73%; expected life – 0.57 years; expected volatility – 43% and expected dividend rate – 0%.

The aggregate finance fees (bonus shares and bonus warrants) are recorded against the promissory notes balance and are being amortized to the Statement of Loss over the life of the promissory notes using the effective interest method. The accretion expense in respect of the debt discount recorded on the issuance of bonus shares and warrants totalled $122,732 for the six months ended October 31, 2018 (2017 - $313,962). The unamortized debt discount as at October 31, 2018 is $105,235 (April 30, 2018 – $195,991).

I-Minerals Inc.

Notes to the Condensed Consolidated Financial Statements

For the six months ended October 31, 2018 and 2017

(Unaudited - Expressed in US dollars except where otherwise indicated)

Fourth Promissory Notes

On March 13, 2017, the Company entered into a loan agreement with an arm’s-length lender pursuant to which CAD$250,000 ($186,846) was advanced to the Company (the “Fourth Promissory Notes”). As at October 31, 2018, the balance of the Fourth Promissory Notes was CAD$250,000 ($190,230). The loan bears interest at a rate of 12% per annum and during the six months ended October 31, 2018, the Company recorded interest of $11,602 (2017 - $11,775). The Fourth Promissory Notes are unsecured and are due on or before December 31, 2018.

The aggregate finance fees (bonus shares and bonus warrants) are recorded against the Fourth Promissory Notes balance and are being amortized to the Statement of Loss over the life of the Fourth Promissory Notes using the effective interest method. The accretion expense in respect of the debt discount recorded on the issuance of bonus shares and warrants totalled $5,310 for the six months ended October 31, 2018 (2017 - $5,310). The unamortized debt discount as at October 31, 2018 is $2,012 (April 30, 2018 - $7,322).

Fifth Promissory Notes

On September 11, 2018, the Company entered into a Loan Agreement with a company controlled by a director of the Company (the “Lender”) pursuant to which up to $2,500,000 will be advanced to the Company in tranches (the “Fifth Promissory Notes”).

As at October 31, 2018, the Company had received $710,000 in advances pursuant to the Fifth Promissory Notes.

The Fifth Promissory Notes bear interest at the rate of 14% per annum payable semi-annually as calculated on May 31st and November 30th of each year. Interest is to be paid either in cash, in common shares or deemed an advance of principal at the option of the Lender. During the six months ended October 31, 2018, the Company recorded interest of $8,450.

The Company and the Lender agreed that the Lender is to receive bonus shares equal to 6% of each loan tranche advanced under the Fifth Promissory Notes divided by the Company’s common share market price. The Fifth Promissory Notes are collateralized by the Company’s Helmer-Bovill Property. The Fifth Promissory Notes are due on or before December 31, 2019.

At October 31, 2018, the Company was committed to issuing an additional 338,393 bonus shares to the Lender at the fair value of $42,600. The fair value of the bonus shares was determined by reference to the trading price of the Company’s common shares on the date the advances were received.

The aggregate finance fees (bonus shares) are recorded against the promissory notes balance and are being amortized to the Statement of Loss over the life of the promissory notes using the effective interest method. The accretion expense in respect of the debt discount recorded on the issuance of bonus shares totalled $2,538 for the six months ended October 31, 2018 (2017 - $nil). The unamortized debt discount as at October 31, 2018 is $40,062 (April 30, 2018 – $nil).

The Third Promissory Notes and the Fifth Promissory Notes are collateralized by the Company’s Helmer-Bovill Property.

The following table outlines the estimated cash payments required in order to repay the principal balance of the Third Promissory Notes, the Fourth Promissory Notes and the Fifth Promissory Notes:

2018 $	2019 $	2020 $	2021 $	2022 $	Total $
190,230	20,433,796	-	-	-	20,624,026

I-Minerals Inc.

Notes to the Condensed Consolidated Financial Statements

For the six months ended October 31, 2018 and 2017

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

$

Balance, April 30, 2018	95,570

Bonus warrants issuable pursuant to promissory notes (Note 5)	1,602
Change in fair value of warrant derivatives	(97,111)

Balance, October 31, 2018	61

At October 31, 2018, the Company determined the fair value of Warrant Derivative Liabilities to be $61(April 30, 2018 - $95,570) as estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	October 31, 2018	April 30, 2018

Stock price (CAD$)	0.15	0.26
Exercise price (CAD$)	0.31	0.32
Risk-free interest rate (%)	1.08	0.73
Expected life (years)	0.19	0.70
Expected volatility (%)	37	40
Expected dividends ($)	Nil	Nil

7.	SHARE CAPITAL:

Common shares

a)	Authorized:

Unlimited number of common shares, without par value.

The holders of common shares are entitled to receive dividends which are declared from time to time, and are entitled to one vote per share at meetings of the Company. All shares are ranked equally with regards to the Company’s residual assets.

b)	Stock transactions:

During the six months ended October 31, 2018, the Company completed the following stock transactions:

I-Minerals Inc.

Notes to the Condensed Consolidated Financial Statements

For the six months ended October 31, 2018 and 2017

(Unaudited - Expressed in US dollars except where otherwise indicated)

i)	On July 30, 2018, the Company issued 600,000 common shares on the exercise of stock options with an exercise price of CAD$0.10 per common share resulting in gross proceeds of CAD$60,000 ($46,085).

ii)	On August 10, 2018, the Company issued 361,657 common shares with a fair value of $81,000. The common shares were issued as debt discounts pursuant to the Third Promissory Notes (Note 5).

c)	Stock options:

The Company has granted stock options under the terms of its Stock Option Plan (the “Plan”). The Plan provides that the directors of the Company may grant options to purchase common shares to directors, officers, employees and service providers of the Company on terms that the directors of the Company may determine are within the limitations set forth in the Plan. The maximum number of shares available under the Plan is limited to 10% of the issued common shares. The maximum term of stock options is ten years. All stock options vest on the date of grant, unless otherwise stated. As at October 31, 2018, the Company had 3,104,361 stock options available for grant pursuant to the Plan (April 30, 2018 - 2,578,196).

The Company’s stock options outstanding as at October 31, 2018 and April 30, 2018 and the changes for the period then ended are as follows:

	Number Outstanding	Weighted Average Exercise Price (in CAD$)

Balance outstanding at April 30, 2018	6,405,000	0.22
Granted	1,450,000	0.25
Exercised	(600,000)	0.10
Expired	(1,280,000)	0.15

Balance outstanding at October 31, 2018	5,975,000	0.26

Balance exercisable at October 31, 2018	4,525,000	0.26

Summary of stock options outstanding at October 31, 2018:

Security	Number Outstanding	Exercise Price (CAD$)	Expiry Date	Remaining Contractual Life (years)

Stock options	(1)200,000	0.25	November 19, 2018	0.05
Stock options	150,000	0.25	January 8, 2019	0.19
Stock options	300,000	0.25	May 23, 2019	0.56
Stock options	1,975,000	0.25	January 29, 2020	1.25
Stock options	200,000	0.25	August 4, 2020	1.76
Stock options	300,000	0.30	July 21, 2021	2.72
Stock options	400,000	0.30	November 3, 2021	3.01
Stock options	1,000,000	0.25	April 20, 2022	3.47
Stock options	(2)1,450,000	0.25	August 9, 2023	4.78
Notes:
(1)	Subsequent to October 31, 2018, these stock options expired unexercised.
(2)	1,250,000 stock options vest on the completion of certain milestones including equity financing, project financing, mine construction and achieving commercial production. 200,000 stock options vest as to 25% every three months from the date of grant.

I-Minerals Inc.

Notes to the Condensed Consolidated Financial Statements

For the six months ended October 31, 2018 and 2017

(Unaudited - Expressed in US dollars except where otherwise indicated)

The weighted average grant date fair value of stock options granted during the three months ended October 31, 2018 of CAD$0.09 (2017 – $nil) was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

		2018

Stock price (CAD$)		0.20
Exercise price (CAD$)		0.25
Risk-free interest rate (%)		1.6
Expected life (years)		5.0
Expected volatility (%)		58
Expected dividends ($)	Nil	Nil

Expected volatility was determined by reference to the historical volatility of the Company’s common shares trading on the TSX Venture Exchange.

Non-Employee Stock Options

In accordance with the guidance of ASC 815-40-15, stock options awarded to non-employees that are fully vested and exercisable in Canadian dollars are required to be accounted for as derivative liabilities because they are considered not to be indexed to the Company’s stock due to their exercise price being denominated in a currency other than the Company’s functional currency. Stock options awarded to non-employees that are not vested are accounted for as equity awards until the terms associated with their vesting requirements have been met. As at October 31, 2018, there were 200,000 (2017 – 100,000) non-employee stock option awards that had not yet vested.

The non-employee stock options are accounted for at their respective fair values and are summarized as follows for the six months ended October 31, 2018 and 2017:

	2018 $	2017 $

Fair value of non-employee options, beginning of the period	205,120	446,354
Fair value of options on vesting	-	53,874
Transfer value on exercise of options	(23,040)	-
Change in fair value of non-employee stock options during the period	(138,332)	(304,889)

Fair value of non-employee options, end of the period	43,748	195,339

The Company determined the fair value of its non-employee stock options as at October 31, 2018 and April 30, 2018 using the Black-Scholes option pricing model with the following weighted average assumptions:

	October 31, 2018	April 30, 2018

Stock price (CAD$)	0.15	0.26
Exercise price (CAD$)	0.26	0.23
Risk-free interest rate (%)	1.33	1.07
Expected life (years)	2.63	1.86
Expected volatility (%)	54	49
Expected dividends ($)	Nil	Nil

I-Minerals Inc.

Notes to the Condensed Consolidated Financial Statements

For the six months ended October 31, 2018 and 2017

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

As at October 31, 2018, the unamortized compensation cost of options is $92,109 and the intrinsic value of options expected to vest is $nil.

Share-based payments are classified in the Company’s Statement of Loss during the six months ended October 31, 2018 and 2017 as follows:

	2018 $	2017 $
Management and consulting fees	5,865	8,632
	5,865	8,632

d)	Share purchase warrants:

A summary of fully-exercisable share purchase warrants as at October 31, 2018 and April 30, 2018 and the changes for the periods then ended are as follows:

	Number Outstanding	Weighted Average Exercise Price (CAD$)
Balance at April 30, 2018	4,887,360	0.32
Issued	139,984	0.29
Balance at October 31, 2018	5,027,344	0.31

Summary of warrants outstanding and issuable at October 31, 2018:

Security	Number Outstanding	Exercise Price ($CAD)	Expiry Date
Warrants	730,848	0.22	December 31, 2018(1)
Warrants	242,545	0.23	December 31, 2018(1)
Warrants	194,344	0.24	December 31, 2018(1)
Warrants	37,203	0.245	December 31, 2018(1)
Warrants	393,058	0.255	December 31, 2018(1)
Warrants	192,206	0.259	December 31, 2018(1)
Warrants	126,843	0.265	December 31, 2018(1)
Warrants	198,750	0.272	December 31, 2018(1)
Warrants	269,951	0.290	December 31, 2018(1)
Warrants	95,781	0.291	December 31, 2018(1)
Warrants	100,373	0.295	December 31, 2018(1)
Warrants	175,979	0.298	December 31, 2018(1)
Warrants	49,294	0.299	December 31, 2018(1)
Warrants	83,205	0.301	December 31, 2018(1)
Warrants	150,246	0.310	December 31, 2018(1)
Warrants	65,514	0.320	December 31, 2018(1)
Warrants	58,059	0.330	December 31, 2018(1)
Warrants	58,496	0.335	December 31, 2018(1)
Warrants	35,997	0.383	December 31, 2018(1)
Warrants	30,139	0.405	December 31, 2018(1)
Warrants	34,031	0.420	December 31, 2018(1)
Warrants	40,761	0.460	December 31, 2018(1)
Warrants	25,621	0.470	December 31, 2018(1)
Warrants	63,756	0.475	December 31, 2018(1)
Warrants	24,344	0.540	December 31, 2018(1)
Warrants	1,550,000	0.40	January 31, 2019

I-Minerals Inc.

Notes to the Condensed Consolidated Financial Statements

For the six months ended October 31, 2018 and 2017

(Unaudited - Expressed in US dollars except where otherwise indicated)

Notes:
(1)	The warrants are exercisable until the earlier of the date disclosed or the date that the promissory note advance, including interest, is repaid (Note 5).

8.	RELATED PARTY TRANSACTIONS:

During the six months ended October 31, 2018, management and consulting fees of $48,000 (2017 - $48,000) were charged by RJG Capital Corporation, a wholly-owned company of W. Barry Girling, Director. Wayne Moorhouse, Director, charged $1,363 (2017 - $1,678) in management and consulting fees. $13,117 (2017 - $13,484) was charged by Malaspina Consultants Inc. for the services of Matt Anderson, CFO, and are included in professional fees.

Included in accounts payable and accrued liabilities are amounts owed to directors or officers or companies controlled by them. As at October 31, 2018, the amount was $199,087 (April 30, 2018– $268,801). All amounts are non-interest bearing, unsecured, and due on demand.

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

Investing and financing activities that affect recognized assets or liabilities but that do not result in cash receipts or cash payments are excluded from the consolidated statements of cash flows. During the six months ended October 31, 2018, the following transactions were excluded from the consolidated statement of cash flows:

a)	The commitment to issue 478,377 common shares at the fair value of $72,975 and 139,984 warrants at the fair value of $1,602 pursuant to the promissory notes;

b)	The transfer of $1,069,392 of interest payable on the Third Promissory Notes from accounts payable and accrued liabilities to promissory notes; and,

c)	Deferred mineral property expenditures of $89,849 included in accounts payable and accrued liabilities at October 31, 2018, less $140,561 included in accounts payable at April 30, 2018 (net inclusion of $50,712).

During the six months ended October 31, 2017, the following transactions were excluded from the consolidated statement of cash flows:

a)	The commitment to issue 191,313 common shares at the fair value of $56,250 and 191,313 warrants at the fair value of $11,994 pursuant to the promissory notes.

I-Minerals Inc.

Notes to the Condensed Consolidated Financial Statements

For the six months ended October 31, 2018 and 2017

(Unaudited - Expressed in US dollars except where otherwise indicated)

11.	SUBSEQUENT EVENTS:

Subsequent to October 31, 2018:

i)	The Company received an aggregate of $375,000 of Fifth Promissory Notes.

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

On February 26, 2018, we appointed John Theobald as President and CEO of the Company to replace outgoing President and CEO, Thomas Conway.

Mr. Theobald has over thirty-five years in the international mining industry and has been involved with exploration, business development, operations, investments and capital markets.  Most recently,Mr. Theobald was a director of ASX listed High Peak Royalties Ltd, director, CEO & COO of London and TSX listed royalty company Anglo Pacific Group plc, and served as Chairman of First Coal Corporation which was successfully sold to Xstrata plc for C$147 million.  From 1999 to 2008 he held a number of senior positions with Sibelco, a major industrial minerals group, where he gained significant experience of kaolin, feldspar, clay and quartz markets and operations. Mr. Theobald has a B.Sc. with Honours in Geology from the University of Nottingham, is a Chartered Engineer with the UK Engineering Council, Fellow of the Institute of Materials Minerals and Mining (UK) and Member of the Institute of Directors (UK).

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

Plan of Operation

Engineering work on the Bovill Kaolin Project

As recommended in the 2016 FS, we are undertaking additional pilot plant work to produce customer samples for marketing purposes and the related testwork for final equipment selection.  Two pilot plants are scheduled to complete in the 1st quarter of calendar 2019. The first pilot plant will produce additional K-spar and quartz and the second pilot plant will produce both halloysite grades and kaolin for metakaolin production.  Additional work is also ongoing to finalize the process plant water balance and utilities consumptions.  This work together with the General and Administrative expenses related in part to our continuing financing efforts are estimated to cost about USD$2.8 million.

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

Three bulk samples are currently completed or scheduled for start-up at both GMT and MRL.  At the MRL, two bulk samples will be processed to produce the K-spar product through flotation.  The first bulk sample has been completed and produced high quality K-spar product (>14% K2O; <0.05% Fe2O3).  The pilot plant is test processing the second bulk sample with recent batches approximating the results achieved during the processing of the first bulk sample.  The second bulk sample is expected to be completed in January 2019.  Upon completion of K-spar production from the second bulk sample, the flotation tails will be combined with like material from the first bulk sample and used as feedstock for quartz pilot plant production.

With respect to processing at GMT, the third bulk sample of approximately 60 tons of primary clay material has arrived at GMT for pilot plant clay processing.  Changes to the process flow sheet as compared with prior GMT pilot plants include the installation of a hammer mill at the front end of the circuit and the incorporation of a new hydrocyclone processing step to improve clay/sand separation.  Pilot scale hydrocyclone test work resulted in the clay yields increasing to about 30% as compared with a yield of 22% as demonstrated in pilot plant work associated with the 2016 Feasibility Study.  Successful implementation of the hydrocyclone processing should result in increased production of HalloPureÒ and ULTRA HallopureÒ halloysite products and kaolin for metakaolin production beyond the rates achieved in pilot plant work associated with the feasibility study.

Concrete test results using our fine ground metakaolin are pending at CTL | Thomson.  The metakaolin being tested was produced using flash calcination technologies and then fine ground using jet milling technology to increase reactivity.  The objective is to produce a premium metakaolin that demonstrates excellent strength characteristics while meeting the water demand requirements.  Management believes a highly reactive metakaolin would be an attractive pozzolan in the Pacific Northwest as pozzolans with comparable characteristics are too expensive for use in many cement applications.

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

To better understand market opportunities and mineral pricing, the Company has engaged a leading North American mineral research firm to undertake a detailed analysis of markets and pricing for all of its minerals.  Final reports from these efforts are expected in the second half of calendar Q1 2019.

Results of Operation

Six months ended October 31, 2018

We recorded a loss of $1,618,478 ($0.02 per share) for the six months ended October 31, 2018 as compared to a loss of $1,109,502 ($0.01 per share) for the six months ended October 31, 2017.  The increase in the loss recorded for the six months ended October 31, 2018 as compared to the six months ended October 31, 2017 is the net result of changes to a number of expenses.  Of note are the following items:

  Management and consulting fees of $98,294 (2017 - $58,310) are comprised of fees to manage our Company and stock-based compensation.  The stock-based compensation recognized in the current period was $5,865 (2017 - $8,632).  Approximately 50% of the fees to manage our Company are charged to management and consulting fees and the other 50% is charged to mineral property expenditures and/or capitalized to mineral property interest.
  Mineral property expenditures of $115,530 (2017 - $217,127) are costs incurred on our Helmer-Bovill Property.  The expenditures in the current period are pre-development costs that have been expensed during the period.  The Company also capitalized $460,770 of development costs to the balance sheet during the 2018 period.  The main components of capitalized costs during the current period included engineering and consulting ($112,358) and metallurgy ($192,562).  During the current period, the Company continues to optimize the metallurgical processes and detailed engineering.
  General and miscellaneous expenses of $294,203 (2017 - $246,554) are comprised of office and telephone expenses, payroll taxes, medical benefits, insurance premiums, travel expenses, promotional expenses, shareholder communication fees, transfer agent fees and filing fees.
  Professional fees of $102,756 (2017 – $148,431) include legal fees, audit fees and financial consulting fees.
  Accretion expense of $130,580 (2017 - $319,272) is the amortization of the fair value of bonus shares and bonus warrants issued to the lenders of the promissory notes.  The bonus shares and bonus warrants are amortized over the life of the promissory notes.
  Interest expense of $1,110,060 (2017 - $946,682) is from promissory notes that bear interest at the rates of 12%-14% per year.  Interest increased as additional funds were advanced.
  We recorded a gain on change in fair value of derivative liabilities of $235,443 (2017 – gain of $840,060).  The change in fair value of derivative liabilities is based on the change in remaining term of derivative instruments and our stock price.  The derivatives include warrants as well as stock options granted to non-employees.  The derivative liabilities do not represent cash liabilities.

Three months ended October 31, 2018

We recorded a loss of $819,564 for the three months ended October 31, 2018 as compared to a loss of $545,503 for the three months ended October 31, 2017.  The increase in the loss recorded for the three months ended October 31, 2018 as compared to the three months ended October 31, 2017 is the net result of changes to a number of expenses as noted above under the six months ended October 31, 2018 and 2017.  In particular, there was a reduction in mineral property expenditures from $98,915 to $61,964 as well as a decrease in the gain on change in fair value of derivative liabilities from $384,916 to $98,320.

Liquidity and Capital Resources

Our aggregate operating, investing and financing activities during the six months ended October 31, 2018 resulted in a net cash inflow of $27,672 (2017 – outflow of $234,328).  As at October 31, 2018, we had a working capital deficiency of $21,023,653.

During the six months ended October 31, 2018, $1,719,634 was used in operations before changes in non-cash operating working capital items (2017 - $1,609,478).  During the six months ended October 31, 2018, we spent $515,347 on investing activities (2017 - $340,952) and we received $1,161,084 from financing activities (2017 - $750,000).

We have been financed by advances pursuant to promissory notes advanced by BV Lending LLC, an entity controlled by Allen L. Ball, a member of our Board of Directors and our largest shareholder (the “Lender”).  During the six months ended October 31, 2018, the Company was receiving advances pursuant to the Third Promissory Notes and the Fifth Promissory Notes.  As at October 31, 2018, the balance of the promissory notes was $20,433,796.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable

Item 4. Controls and Procedures.

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of October 31, 2018. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of October 31, 2018.  There were no material changes in the Company’s internal control over financial reporting during the second quarter of fiscal 2019.

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

Item 2. Sale of Unregistered Securities.

All unregistered sales of equity securities during the period covered by the Quarterly Report were previously disclosed in our current reports on Form 8-K and our Annual Report on Form 10-K other than the following:

i)	On July 30, 2018, we issued 600,000 common shares in accordance with the exercise of 600,000 stock options at CAD$0.10 per share. The securities were issued pursuant to the provisions of Section 4(2) of the Securities Act.

ii)	On August 10, 2018, we issued 361,657 common shares with a fair value of $81,000. The common shares were issued in accordance with the terms of loan agreements. The securities were issued pursuant to the provisions of Rule 506 of Regulation D of the Securities Act as the creditor represented that it was an accredited investor as defined in Rule 501 of Regulation D.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act (The “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the six months ended October 31, 2018, our U.S. development property was not subject to regulation by the Federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977 (the "Mine Act").

Item 5. Other Information.

None.

Item 6. Exhibits.

3.1	Certificate of Continuation.(2)
3.2	Articles of Continuance.(2)
3.3	Certificate of Amendment.(2)
3.4	Articles of Amendment.(2)
3.5	By-Laws.(2)
10.1	Assignment Agreement with Contingent Right of Reverter dated August 10, 2002, between the Company, Idaho Industrial Minerals, LLC and Northwest Kaolin Inc.(2)
10.2	Amendment and Ratifications of Assignment Agreement with Contingent Right of Reverter dated August 10, 2005, between the Company, Idaho Industrial Minerals, LLC and Northwest Kaolin Inc.(2)
10.3	Second Amendment and Ratifications of Assignment Agreement with Contingent Right of Reverter dated August 10, 2005, between the Company, Idaho Industrial Minerals, LLC and Northwest Kaolin Inc.(2)
10.4	Third Amendment and Ratifications of Assignment Agreement with Contingent Right of Reverter dated August 10, 2008, between the Company, Idaho Industrial Minerals, LLC and Northwest Kaolin Inc.(2)
10.5	Fourth Amendment and Ratifications of Assignment Agreement with Contingent Right of Reverter dated January 1, 2010, between the Company, Idaho Industrial Minerals, LLC and Northwest Kaolin Inc.(2)
10.6	Employment Agreement dated April 1, 2013 between the Company and Thomas M. Conway.(2)
10.7	Loan Agreement dated September 13, 2013 between the Company and BV Lending LLC.(2)
10.8	Stock Option Plan.(1)
10.9	Sales Agreement dated April 28, 2014 between I-Minerals USA, Inc. and Pre-Mix, Inc.(2)
10.10	Loan Agreement dated February 18, 2015 between the Company and BV Lending LLC.(3)
10.11	Amendment Agreement dated December 1, 2015 between the Company and BV Lending LLC.(4)
10.12	Loan Agreement dated June 1, 2016 between the Company and BV Lending LLC. (5)
10.13	Amending Agreement dated October 25, 2017 between the Company and BV Lending LLC. (6)
10.14	Amending Agreement dated January 18, 2018 between the Company and BV Lending LLC. (7)
10.15	Amending Agreement dated March 30, 2018 between the Company and BV Lending LLC. (8)
10.16	Employment Agreement dated March 1, 2018 between the Company and John Theobald. (8)
10.17	Settlement Agreement dated August 3, 2018 between the Company and Thomas Conway. (9)
10.18	Loan Agreement dated September 11, 2018 between the Company and BV Lending LLC. (10)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (Rule 13a-14 and 15d-14 of the Exchange Act)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (Rule 13a-14 and 15d-14 of the Exchange Act)
32.1	Certification of Chief Executive Officer pursuant to pursuant to Section 1350 of Title 18 of the United States Code
32.2	Certification of Chief Financial Officer pursuant to pursuant to Section 1350 of Title 18 of the United States Code

Notes:

(1)	Filed as an exhibit to our Registration Statement on Form 10 filed with the SEC on November 17, 2014.
(2)	Filed as an exhibit to our Registration Statement on Form 10/A filed with the SEC on December 24, 2014.
(3)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on March 11, 2015.
(4)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on December 7, 2015.
(5)	Filed as an exhibit to our Form 10-Q filed with the SEC on September 14, 2016.
(6)	Filed as an exhibit to our Form 10-Q filed with the SEC on December 15, 2017.
(7)	Filed as an exhibit to our Form 10-Q filed with the SEC on March 14, 2018.
(8)	Filed as an exhibit to our Form 10-K filed with the SEC on August 3, 2018
(9)	Filed as an exhibit to our Form 10-Q filed with the SEC on September 14, 2018.
(10)	Filed as an exhibit to our Form 10-Q filed with the SEC on September 14, 2018.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

I-MINERALS INC.

Date:	December 14, 2018	By:	/s/ John Theobald
JOHN THEOBALD
Chief Executive Officer and President
(Principal Executive Officer)

Date:	December 14, 2018	By:	/s/ Matthew Anderson
MATTHEW ANDERSON
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)