Form 10-Q
period 2019-01-31
I-Minerals Inc
filed 2019-03-15
CIK 1405663

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: January 31, 2019

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

As of March 15, 2019, the registrant had 92,676,115 outstanding shares of common stock.

I-Minerals Inc.

PART I – FINANCIAL INFORMATION

I-Minerals Inc.

Condensed Consolidated Financial Statements

For the nine months ended January 31, 2019

(Unaudited - Expressed in US dollars)

I-Minerals Inc.
Condensed Consolidated Balance Sheets

(Unaudited - Expressed in US dollars)

(Prepared in accordance with US GAAP)

	Notes	January 31, 2019 $	April 30, 2018 $
ASSETS
Current assets
Cash		533,322	213,322
Receivables		6,789	6,801
Prepaids		15,058	35,725
		555,169	255,848

Equipment		15,487	14,118
Mineral property interest and deferred development costs	3	1,831,523	1,145,906
Deposits		28,728	28,728

TOTAL ASSETS		2,430,907	1,444,600

LIABILITIES
Current liabilities
Accounts payable and accrued liabilities	4,8	842,519	1,475,121
Promissory notes	5	22,383,802	18,240,855
Derivative liabilities	2,6,7	13,089	300,690
		23,239,410	20,016,666

CAPITAL DEFICIT
Capital Stock
Authorized:
Unlimited common shares with no par value
Issued and fully paid: 92,676,115 (April 30, 2018 – 89,831,955)	7	19,118,229	18,787,998
Additional paid-in capital		1,867,381	1,890,220
Commitment to issue shares	5	94,200	50,625
Deficit		(41,888,313)	(39,300,909)
TOTAL CAPITAL DEFICIT		(20,808,503)	(18,572,066)

TOTAL LIABILITIES AND CAPITAL DEFICIT		2,430,907	1,444,600

On behalf of the Board

“John Theobald” Director	“W. Barry Girling” Director

The accompanying notes are an integral part of these condensed consolidated financial statements.

 I-Minerals Inc.
Condensed Consolidated Statements of Loss
For the three and nine months ended January 31, 2019 and 2018

(Unaudited - Expressed in US dollars)

	Notes	Three months ended January 31,		Nine months ended January 31,
		2019	2018	2019	2018
		$	$	$	$

OPERATING EXPENSES
Amortization		1,256	710	3,633	2,279
Management and consulting fees	7,8	46,660	24,813	144,954	83,123
Mineral property expenditures		139,883	119,765	255,413	336,892
General and miscellaneous		144,758	107,538	469,068	354,092
Professional fees	8	37,769	47,561	110,418	195,992

		(370,326)	(300,387)	(983,486)	(972,378)
OTHER (EXPENSE) INCOME
Foreign exchange gain (loss)		1,273	(10,919)	1,152	(22,536)
Accretion expense	5	(86,828)	(84,621)	(217,408)	(403,893)
Interest expense	5	(603,977)	(466,563)	(1,714,037)	(1,413,245)
Change in fair value of derivative liabilities	2,6,7	33,172	152,809	268,615	992,869
Gain on debt settlement	5	57,760	2,712	57,760	2,712

LOSS FOR THE PERIOD		(968,926)	(706,969)	(2,587,404)	(1,816,471)

Loss per share – basic and diluted		(0.01)	(0.01)	(0.03)	(0.02)
Weighted average number of shares outstanding		90,998,232	89,514,980	90,533,821	89,466,339

The accompanying notes are an integral part of these condensed consolidated financial statements.

I-Minerals Inc.
Conensed Consolidated Statements of Cash Flows
For the nine months ended January 31, 2019 and 2018

(Unaudited - Expressed in US dollars)

	2019 $	2018 $
OPERATING ACTIVITIES
Loss for the period	(2,587,404)	(1,816,471)
Items not involving cash:
Amortization	3,633	2,279
Stock-based compensation	4,491	8,632
Accretion expense	217,408	403,893
Change in fair value of derivative liabilities	(268,615)	(992,869)
Unrealized foreign exchange (gain) loss	(7,360)	20,219
Gain on settlement of debt	(57,760)	-
Change in non-cash operating working capital items:
Receivables	12	(408)
Prepaids	20,667	47,203
Accounts payable and accrued liabilities	1,728,184	1,472,034

Cash flows used in operating activities	(946,744)	(855,488)

INVESTING ACTIVITIES
Additions to mineral property interest and deferred development	(749,338)	(525,054)
Purchase of equipment	(5,002)	(2,917)
Deposits	-	(20,000)

Cash flows used in investing activities	(754,340)	(547,971)

FINANCING ACTIVITIES
Proceeds from exercise of stock options and warrants	46,084	-
Promissory notes received	1,975,000	1,350,000

Cash flows from financing activities	2,021,084	1,350,000

INCREASE (DECREASE) IN CASH	320,000	(53,459)

CASH, BEGINNING OF THE PERIOD	213,322	287,282

CASH, END OF THE PERIOD	533,322	233,823

SUPPLEMENTAL CASH FLOW INFORMATION (Note 10)
	-
Interest paid	-	-
Taxes paid	-	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

I-Minerals Inc.
Condensed Consolidated Statements of Capital Deficit
For the nine months ended January 31, 2019 and 2018

(Unaudited - Expressed in US dollars)

	Number of Shares #	Amount $	Commitment to Issue Shares $	Additional Paid-in Capital $	Accumulated Deficit $	Total Capital Deficit $

Balance at April 30, 2017	89,372,359	18,658,118	29,625	1,948,384	(36,617,260)	(15,981,133)

Issued during the period:
Shares issued as a debt discount	403,844	115,875	(115,875)	-	-	-
Shares issuable as a debt discount	-	-	101,250	-	-	101,250
Shares issued as a debt settlement	55,752	14,005	-	-	-	14,005
Share-based payments – vesting	-	-	-	8,632	-	8,632
Reallocation of vested options to liabilities	-	-	-	(66,796)	-	(66,796)
Loss for the period	-	-	-	-	(1,816,471)	(1,816,471)

Balance at January 31, 2018	89,831,955	18,787,998	15,000	1,890,220	(38,433,731)	(17,740,513)

Balance at April 30, 2018	89,831,955	18,787,998	50,625	1,890,220	(39,300,909)	(18,572,066)

Issued during the period:
Shares issued on exercise of options	600,000	94,002	-	(24,878)	-	69,124
Shares issued as a debt discount	361,657	81,000	(81,000)	-	-	-
Shares issuable as a debt discount	-	-	124,575	-	-	124,575
Shares issued pursuant to settlement of debt and interest	1,882,503	155,229	-	-	-	155,229
Share-based payments – vesting	-	-	-	4,491	-	4,491
Reallocation of vested options to liabilities	-	-	-	(2,452)	-	(2,452)
Loss for the period	-	-	-	-	(2,587,404)	(2,587,404)

Balance at January 31, 2019	92,676,115	19,118,229	94,200	1,867,381	(41,888,313)	(20,808,503)

 The accompanying notes are an integral part of these condensed consolidated financial statements.

I-Minerals Inc.

Notes to the Condensed Consolidated Financial Statements

For the nine months ended January 31, 2019 and 2018

(Unaudited - Expressed in US dollars except where otherwise indicated)

1.	NATURE OF BUSINESS AND BASIS OF PRESENTATION AND LIQUIDITY:

I-Minerals Inc. (the “Company”) was incorporated under the laws of British Columbia, Canada, in 1984. The Company is listed for trading on the TSX Venture Exchange under the symbol “IMA” and the OTCQB marketplace under the symbol “IMAHF”.

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

Basis of Presentation and Liquidity

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information as well as Article 10 of Regulation S-X on the basis that the Company will continue as a going concern,which assumes that the Company will be able to meet its obligations and continue its operations for the next year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At January 31, 2019, the Company had not yet achieved profitable operations, had an accumulated deficit of $41,888,313 since inception and expects to incur further losses in the development of its business, all of which casts substantial doubt upon the Company’s ability to continue as a going concern and, therefore, that it may be unable to realize its assets and discharge its liabilities in the normal course of business.

The financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of our management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included. Operating results for the nine months ended January 31, 2019 are not necessarily indicative of the results that may be expected for the full year ending April 30, 2019. All amounts presented are in US dollars except where otherwise indicated. For further information refer to the financial statements and footnotes thereto for the year ended April 30, 2018 included in the Company’s Annual Report on Form 10-K filed on August 3, 2018.

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

For the nine months ended January 31, 2019 and 2018

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

The Company’s promissory notes are based on Level 2 inputs in the ASC 820 fair value hierarchy. The Company calculated the fair value of these instruments by discounting future cash flows using rates representative of current borrowing rates. At January 31, 2019, the promissory notes had a fair value of $22,364,135 (April 30, 2018 – $17,797,330).

The Company had certain Level 3 liabilities required to be recorded at fair value on a recurring basis in accordance with US GAAP as at January 31, 2019 and April 30, 2018. As at January 31, 2019, the Company’s Level 3 liabilities consisted of the warrants issued in connection with the Company’s offering of equity units in a private placement and warrants issued as financing fees as well as the grant of share purchase options to non-employees.

The resulting Level 3 liabilities have no active market and are required to be measured at their fair value each reporting period based on information that is unobservable.

A summary of the Company’s Level 3 liabilities as at and for the nine months ended January 31, 2019 and 2018 is as follows:

	2019 $	2018 $

Warrants (Note 6)

Beginning fair value	95,570	742,583
Issuance	1,602	20,861
Change in fair value	(97,172)	(629,003)
Ending fair value	-	134,441

Non-employee options (Note 7(c))

Beginning fair value	205,120	446,354
Transfer value on exercise	(23,040)	-
Fair value of options on vesting	2,452	66,796
Change in fair value	(171,443)	(363,866)
Ending fair value	13,089	149,284

Total Level 3 liabilities	13,089	283,725

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment). There were no assets or liabilities measured at fair value on a non-recurring basis during the periods ended January 31, 2019 and 2018.

I-Minerals Inc.

Notes to the Condensed Consolidated Financial Statements

For the nine months ended January 31, 2019 and 2018

(Unaudited - Expressed in US dollars except where otherwise indicated)

Earnings (Loss) Per Share

The basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. For the nine months ended January 31, 2019, loss per share excludes 6,501,127 (2018 – 11,197,855) potentially dilutive common shares (related to outstanding options and warrants as well as shares committed to be issued pursuant to the Fifth Promissory Notes) as their effect was anti-dilutive.

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

In May 2017, the Idaho Department of Lands accepted our operation and reclamation plan. Together with a water rights permit from the Idaho Department of Water Resources, we are able to proceed with development and construction of the mine, subject to obtaining sufficient financing. As a result, Management made the decision to begin capitalizing all development expenditures directly related to the Helmer-Bovill Property. Subsequent to period end, the Company determined that the Feasibility Study should be considered non-current and accordingly, the Company has returned to the evaluation stage for accounting purposes.

$

Balance at April 30, 2018	1,145,906

Engineering and consulting	177,820
Metallurgy	263,056
Permitting and environmental	17,684
Interest on Promissory Notes	146,379
Other direct costs	80,678

Balance at January 31, 2019	1,831,523

4.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES:

	January 31, 2019 $	April 30, 2018 $

Trade payables	194,236	314,343
Amounts due to related parties (Note 8)	193,274	268,801
Interest payable on promissory notes (Note 5)	455,009	891,977

Total accounts payable and accrued liabilities	842,519	1,475,121

I-Minerals Inc.

Notes to the Condensed Consolidated Financial Statements

For the nine months ended January 31, 2019 and 2018

(Unaudited - Expressed in US dollars except where otherwise indicated)

5.	PROMISSORY NOTES:

	January 31, 2019 $	April 30, 2018 $

Third promissory notes	20,866,993	18,053,412
Fourth promissory notes	-	187,443
Fifth promissory notes	1,516,809	-

Total promissory notes	22,383,802	18,240,855

Current	22,383,802	18,240,855
Non-current	-	-

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

As at April 30, 2018, the Company had received $3,640,000 in advances pursuant to the Third Promissory Notes. During the nine months ended January 31, 2019, the Company received the final $405,000 in advances.

Certain conditions may result in early repayment including immediate repayment in the event a person currently not related to the Company acquires more than 40% of the outstanding common shares of the Company. Debt issuance costs will be amortized over the estimated maturity life of the promissory notes.

The Third Promissory Notes bear interest at the rate of 12% per annum and during the nine months ended January 31, 2019, the Company recorded interest of $1,798,172 (2017 - $1,448,167), of which $146,379 was capitalized to mineral property interest and $1,651,793 was expensed. Interest is payable semi-annually as calculated on May 31st and November 30th of each year. Interest is to be paid either in cash, in common shares or deemed an advance of principal at the option of the Lender. As part of the Third Promissory Notes agreement dated June 1, 2016, interest payable of $640,130 was transferred to the promissory notes balance as a deemed advance. This balance transferred was not subject to bonus shares or bonus warrants. The $640,130 of interest was for the period from December 1, 2015 to May 31, 2016. The lender also elected to have interest payable from June 1, 2016 to November 30, 2018 of $4,811,128 deemed as advances (not subject to bonus shares or bonus warrants).

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

For the nine months ended January 31, 2019 and 2018

(Unaudited - Expressed in US dollars except where otherwise indicated)

During the nine months ended January 31, 2019, the Company issued 361,657 bonus shares to the Lender at the fair value of $81,000, based on their quoted market price at the date the advances were receiving, including 221,673 shares having a fair value of $50,625 that the Company had committed to issue as at April 30, 2018. The fair value of the bonus shares was determined by reference to the trading price of the Company’s common shares on the date the advances were received.

The fair value of 139,984 bonus share purchase warrants committed to be issued (based on advances received during the period) during the nine months ended January 31, 2019 of $1,602 was estimated using the Black-Scholes option pricing model with the following weighted average assumptions: stock price – CAD$0.239; exercise price – CAD$0.290; expected risk-free interest rate – 0.73%; expected life – 0.57 years; expected volatility – 43% and expected dividend rate – 0%.

The aggregate finance fees (bonus shares and bonus warrants) are recorded against the promissory notes balance and are being amortized to the Statement of Loss over the life of the promissory notes using the effective interest method. The accretion expense in respect of the debt discount recorded on the issuance of bonus shares and warrants totalled $186,273 for the nine months ended January 31, 2019 (2018 - $398,583). The unamortized debt discount as at January 31, 2019 is $41,695 (April 30, 2018 – $195,991).

Fourth Promissory Notes

On March 13, 2017, the Company entered into a loan agreement with an arm’s-length lender pursuant to which CAD$250,000 ($186,846) was advanced to the Company (the “Fourth Promissory Notes”). The loan bore interest at a rate of 12% per annum and was due on or before December 31, 2018. On January 22, 2019, the Company issued 1,882,503 common shares at the fair value of $155,229 as full settlement of CAD$283,699 (USD$212,989) of principal and accrued interest, resulting in a gain on debt settlement of $57,760.

During the nine months ended January 31, 2019, the Company recorded interest of $16,233 (2018 - $17,755). The aggregate finance fees (bonus shares and bonus warrants) were recorded against the Fourth Promissory Notes balance and were being amortized to the Statement of Loss over the life of the Fourth Promissory Notes using the effective interest method. The accretion expense in respect of the debt discount totalled $7,322 for the nine months ended January 31, 2019 (2018 - $7,965).

Fifth Promissory Notes

On September 11, 2018, the Company entered into a Loan Agreement with a company controlled by a director of the Company (the “Lender”) pursuant to which up to $2,500,000 will be advanced to the Company in tranches (the “Fifth Promissory Notes”).

As at January 31, 2019, the Company had received $1,570,000 in advances pursuant to the Fifth Promissory Notes.

The Fifth Promissory Notes bear interest at the rate of 14% per annum payable semi-annually as calculated on May 31st and November 30th of each year. Interest is to be paid either in cash, in common shares or deemed an advance of principal at the option of the Lender. During the nine months ended January 31, 2019 the Company recorded interest of $46,011. The lender elected to have interest payable of $17,195 from September 11, 2018 to November 30, 2018 deemed as advances (not subject to bonus shares).

The Company and the Lender agreed that the Lender is to receive bonus shares equal to 6% of each loan tranche advanced under the Fifth Promissory Notes divided by the Company’s common share market price. The Fifth Promissory Notes are collateralized by the Company’s Helmer-Bovill Property. The Fifth Promissory Notes are due on or before December 31, 2019.

At January 31, 2019, the Company was committed to issuing 876,127 bonus shares to the Lender at the fair value of $94,200. The fair value of the bonus shares was determined by reference to the trading price of the Company’s common shares on the date the advances were received.

I-Minerals Inc.

Notes to the Condensed Consolidated Financial Statements

For the nine months ended January 31, 2019 and 2018

(Unaudited - Expressed in US dollars except where otherwise indicated)

The aggregate finance fees (bonus shares) are recorded against the promissory notes balance and are being amortized to the Statement of Loss over the life of the promissory notes using the effective interest method. The accretion expense in respect of the debt discount recorded on the issuance of bonus shares totalled $23,813 for the nine months ended January 31, 2019 (2018 - $nil). The unamortized debt discount as at January 31, 2019 is $70,387 (April 30, 2018 – $nil).

The Third Promissory Notes and the Fifth Promissory Notes are collateralized by the Company’s Helmer-Bovill Property.

The following table outlines the estimated cash payments required, by calendar year, in order to repay the principal balance of the Third Promissory Notes, the Fourth Promissory Notes and the Fifth Promissory Notes:

2018 $	2019 $	2020 $	2021 $	2022 $	Total $
-	22,495,885	-	-	-	22,495,885

6.	WARRANT LIABILITIES:

The Company had share purchase warrants exercisable into common shares at an exercise price denominated in Canadian dollars. As a variable amount of US dollars were exercisable into a fixed number of common shares, the share purchase warrants were classified as derivative liabilities.

The Company recorded the fair value of the share purchase warrants in accordance with ASC 815, “Derivatives and Hedging”. The Company used the Black-Scholes option pricing model to calculate the fair values of the derivative liabilities. The fair value of the derivative liability was revalued on each balance sheet date with corresponding gains and losses recorded in the consolidated statement of loss. All of the warrants expired during the nine months ended January 31, 2019.

$

Balance, April 30, 2018	95,570

Bonus warrants issuable pursuant to promissory notes (Note 5)	1,602
Change in fair value of warrant derivatives	(97,172)

Balance, January 31, 2019	-

7.	SHARE CAPITAL:

Common shares

a)	Authorized:

Unlimited number of common shares, without par value.

The holders of common shares are entitled to receive dividends which are declared from time to time, and are entitled to one vote per share at meetings of the Company. All shares are ranked equally with regards to the Company’s residual assets.

b)	Stock transactions:

During the nine months ended January 31, 2019, the Company completed the following stock transactions:

I-Minerals Inc.

Notes to the Condensed Consolidated Financial Statements

For the nine months ended January 31, 2019 and 2018

(Unaudited - Expressed in US dollars except where otherwise indicated)

i)	On July 30, 2018, the Company issued 600,000 common shares on the exercise of stock options with an exercise price of CAD$0.10 per common share resulting in gross proceeds of CAD$60,000 ($46,085).

ii)	On August 10, 2018, the Company issued 361,657 common shares with a fair value of $81,000. The common shares were issued as debt discounts pursuant to the Third Promissory Notes (Note 5).

iii)	On January 22, 2019, the Company issued 1,882,503 common shares with a fair value of $155,229. The common shares were issued as settlement of principal and accrued interest pursuant to the Fourth Promissory Notes (Note 5).

c)	Stock options:

The Company has granted stock options under the terms of its Stock Option Plan (the “Plan”). The Plan provides that the directors of the Company may grant options to purchase common shares to directors, officers, employees and service providers of the Company on terms that the directors of the Company may determine are within the limitations set forth in the Plan. The maximum number of shares available under the Plan is limited to 10% of the issued common shares. The maximum term of stock options is ten years. All stock options vest on the date of grant, unless otherwise stated. As at January 31, 2019, the Company had 3,642,612 stock options available for grant pursuant to the Plan (April 30, 2018 - 2,578,196).

The Company’s stock options outstanding as at January 31, 2019 and April 30, 2018 and the changes for the period then ended are as follows:

	Number Outstanding	Weighted Average Exercise Price (in CAD$)

Balance outstanding at April 30, 2018	6,405,000	0.22
Granted	1,450,000	0.25
Exercised	(600,000)	0.10
Expired	(1,630,000)	0.17

Balance outstanding at January 31, 2019	5,625,000	0.26

Balance exercisable at January 31, 2019	4,225,000	0.26

Summary of stock options outstanding at January 31, 2019:

Security	Number Outstanding	Number Exercisable	Exercise Price (CAD$)	Expiry Date	Remaining Contractual Life (years)

Stock options	300,000	300,000	0.25	May 23, 2019	0.31
Stock options	1,975,000	1,975,000	0.25	January 29, 2020	1.00
Stock options	200,000	200,000	0.25	August 4, 2020	1.51
Stock options	300,000	300,000	0.30	July 21, 2021	2.47
Stock options	400,000	400,000	0.30	November 3, 2021	2.76
Stock options	1,000,000	1,000,000	0.25	April 20, 2022	3.22
Stock options	(1)1,450,000	(1)50,000	0.25	August 9, 2023	4.53

Notes:

(1)	1,250,000 stock options vest on the completion of certain milestones including equity financing, project financing, mine construction and achieving commercial production. 200,000 stock options vest as to 25% every three months from the date of grant.

I-Minerals Inc.

Notes to the Condensed Consolidated Financial Statements

For the nine months ended January 31, 2019 and 2018

(Unaudited - Expressed in US dollars except where otherwise indicated)

The weighted average grant date fair value of stock options granted during the nine months ended January 31, 2019 of CAD$0.09 (2018 – $nil) was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

2019

Stock price (CAD$)	0.20
Exercise price (CAD$)	0.25
Risk-free interest rate (%)	1.6
Expected life (years)	5.0
Expected volatility (%)	58
Expected dividends ($)	Nil

Expected volatility was determined by reference to the historical volatility of the Company’s common shares trading on the TSX Venture Exchange.

Non-Employee Stock Options

In accordance with the guidance of ASC 815-40-15, stock options awarded to non-employees that are fully vested and exercisable in Canadian dollars are required to be accounted for as derivative liabilities because they are considered not to be indexed to the Company’s stock due to their exercise price being denominated in a currency other than the Company’s functional currency. Stock options awarded to non-employees that are not vested are accounted for as equity awards until the terms associated with their vesting requirements have been met. As at January 31, 2019, there were 150,000 (April 30, 2018 – nil) non-employee stock option awards that had not yet vested.

The non-employee stock options are accounted for at their respective fair values and are summarized as follows for the nine months ended January 31, 2019 and 2018:

	2019 $	2018 $

Fair value of non-employee options, beginning of the period	205,120	446,354
Fair value of options on vesting	2,452	66,796
Transfer value on exercise of options	(23,040)	-
Change in fair value of non-employee stock options during the period	(171,443)	(363,866)

Fair value of non-employee options, end of the period	13,089	149,284

The Company determined the fair value of its non-employee stock options as at January 31, 2019 and April 30, 2018 using the Black-Scholes option pricing model with the following weighted average assumptions:

	January 31, 2019	April 30, 2018

Stock price (CAD$)	0.09	0.26
Exercise price (CAD$)	0.26	0.23
Risk-free interest rate (%)	1.34	1.07
Expected life (years)	2.42	1.86
Expected volatility (%)	54	49
Expected dividends ($)	Nil	Nil

I-Minerals Inc.

Notes to the Condensed Consolidated Financial Statements

For the nine months ended January 31, 2019 and 2018

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

As at January 31, 2019, the unamortized compensation cost of options is $93,483 and the intrinsic value of options expected to vest is $nil.

Share-based payments are classified in the Company’s Statement of Loss during the nine months ended January 31, 2019 and 2018 as follows:

	2019 $	2018 $
Management and consulting fees	4,491	8,632
	4,491	8,632

d)	Share purchase warrants:

A summary of fully-exercisable share purchase warrants as at January 31, 2019 and April 30, 2018 and the changes for the periods then ended are as follows:

	Number Outstanding	Weighted Average Exercise Price (CAD$)
Balance at April 30, 2018	4,887,360	0.32
Issued	139,984	0.29
Expired	(5,027,344)	0.31
Balance at January 31, 2019	-	-

8.	RELATED PARTY TRANSACTIONS:

During the nine months ended January 31, 2019, management and consulting fees of $72,000 (2018 - $72,000) were charged by RJG Capital Corporation, a wholly-owned company of W. Barry Girling, Director. Wayne Moorhouse, Director, charged $4,406 (2018 - $2,491) in management and consulting fees. $16,595 (2018 - $17,851) was charged by Malaspina Consultants Inc. for the services of Matt Anderson, CFO, and are included in professional fees.

Included in accounts payable and accrued liabilities are amounts owed to directors or officers or companies controlled by them. As at January 31, 2019, the amount was $193,274 (April 30, 2018– $268,801). All amounts are non-interest bearing, unsecured, and due on demand.

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

For the nine months ended January 31, 2019 and 2018

(Unaudited - Expressed in US dollars except where otherwise indicated)

10.	NON-CASH TRANSACTIONS:

Investing and financing activities that affect recognized assets or liabilities but that do not result in cash receipts or cash payments are excluded from the consolidated statements of cash flows. During the nine months ended January 31, 2019, the following transactions were excluded from the consolidated statement of cash flows:

a)	The commitment to issue 1,016,111 common shares at the fair value of $124,575 and 139,984 warrants at the fair value of $1,602 pursuant to the promissory notes;

b)	The transfer of $2,254,287 of interest payable on the Third Promissory Notes from accounts payable and accrued liabilities to promissory notes;

c)	The Company issued 1,882,503 common shares with a fair value of $155,229. The common shares were issued as settlement of principal and accrued interest pursuant to the Fourth Promissory Notes; and,

d)	Deferred mineral property expenditures of $76,840 included in accounts payable and accrued liabilities at January 31, 2019, less $140,561 included in accounts payable at April 30, 2018 (net inclusion of $63,721).

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

The Bovill Kaolin Project

Our lead project, the Bovill Kaolin Project, is a long term resource of high purity quartz, potassium feldspar (“K-spar”), halloysite and kaolinite formed through weathering of a border phase of the Idaho Batholith causing all minerals to be contained within a fine white clay-sand mixture referred to as “primary clay.” The Bovill Kaolin Project is located within 3 miles of state highways with electricity and natural gas already at the property boundary.

Since 2010, our exploration work has focused diamond drilling on the Bovill Kaolin Project.  To date, a total of 258 diamond drill holes have been drilled totaling 28,251 feet.  As a result of these drill campaigns, four deposits have been identified: Kelly’s Hump, Kelly’s Hump South, Middle Ridge and WBL.

In June 2014, we completed an updated pre-feasibility study on the Bovill Kaolin Project (the “2014 PFS”) and on March 8, 2016, we announced the economic results of our full feasibility study (the “2016 FS”).  However, based on the results of an updated independent market study it is apparent that fundamental changes in the businesses that consume our minerals has taken place over the past several years.  These changes include offshoring and reformulation wherein industries that had previously used K-spar for example have reformulated their production batches using alternate minerals.  Markets do exist for all of the minerals contained within the Bovill Kaolin Project but not in the volumes contemplated in the Feasibility Study.  Accordingly, the Feasibility Study is considered not to be current and should not be relied upon and previously disclosed proven and probable reserve estimates for the Bovill Kaolin Project should no longer be classified or relied upon as such.  The resources stated in the Feasibility Study remain current and the Company has engaged SRK Consulting (U.S.) to complete an updated resource estimate report.  In addition, the Company has engaged MillCreek Engineering of Salt Lake City, Utah to estimate the capital and operating costs for a smaller plant capable of producing up to 20,000 tons of metakaolin and 10,000 tons of halloysite per year.

In May 2017, the Idaho Department of Lands (“IDL”) accepted our operation and reclamation plan.  Together with a water rights permit from the Idaho Department of Water Resources, we are able to proceed with development and construction of the mine, subject to obtaining sufficient financing.  Effective May 1, 2017, the Company entered into the development stage.  As the Feasibility Study is now considered not to be current, the Company has moved back into the evaluation stage for accounting purposes.

Plan of Operation

Engineering work on the Bovill Kaolin Project

We are undertaking additional pilot plant work to produce customer samples for marketing purposes and the related testwork for final equipment selection.  Two pilot plants are scheduled to complete, one in April and a second in the 2nd quarter of calendar 2019. The first pilot plant will produce additional K-spar and the second pilot plant will produce both halloysite grades and kaolin for metakaolin production.  Additional work is also ongoing to finalize the process plant water balance and utilities consumptions.  This work together with the General and Administrative expenses related in part to our continuing financing efforts are estimated to cost about USD$2.8 million.

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

At the MRL, pilot plant work to produce the K-spar product through flotation is nearing completion.  This work has resulted in consistent production of a high quality K-spar product (>14% K2O; <0.05% Fe2O3).  Initially, the Company had intended to move forward on pilot plant production of its quartz product upon completion of the K-spar pilot plant.  However, given the mineral market changes, it has elected not to proceed with the quartz pilot plant.

With respect to processing at GMT, a bulk sample of approximately 60 tons of primary clay material has arrived at GMT with preliminary processing underway.  Changes to the process flow sheet as compared with prior GMT pilot plants include the installation of a hammer mill at the front end of the circuit and the incorporation of a new hydrocyclone processing step to improve clay/sand separation.  Pilot scale hydrocyclone test work resulted in the clay yields increasing to about 30% as compared with a yield of 22% as demonstrated in previous pilot plant work.  Successful implementation of the hydrocyclone processing should result in increased production of HalloPureÒ and ULTRA HallopureÒ halloysite products and kaolin for metakaolin production beyond the rates achieved in pilot plant work associated with the feasibility study.

Concrete test results using our fine ground metakaolin have been received from CTL | Thomson.  Excellent strength numbers were generated while staying within the ASTM C-618 water demand requirements.  This batch of metakaolin being tested was produced using flash calcination technologies and then fine ground.  Management believes a highly reactive metakaolin would be an attractive pozzolan in the Pacific Northwest as pozzolans with comparable characteristics are too expensive for use in many cement applications.

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

Results of Operation

Nine months ended January 31, 2019

  We recorded a loss of $2,587,404 ($0.03 per share) for the nine months ended January 31, 2019 as compared to a loss of $1,816,471 ($0.02 per share) for the nine months ended January 31, 2018.  The increase in the loss recorded for the nine months ended January 31, 2019 as compared to the nine months ended January 31, 2018 is the net result of changes to a number of expenses.  Of note are the following items:
  Management and consulting fees of $144,954 (2018 - $83,123) are comprised of fees to manage our Company and stock-based compensation.  The stock-based compensation recognized in the current period was $4,491 (2018 - $8,632).  Approximately 75% of the fees to manage our Company are charged to management and consulting fees and the other 25% is charged to mineral property expenditures and/or capitalized to mineral property interest.
  Mineral property expenditures of $255,413 (2018 - $336,892) are costs incurred on our Helmer-Bovill Property.  The expenditures in the current period are pre-development costs that have been expensed during the period.  The Company also capitalized $685,617 of development costs to the balance sheet during the 2019 period.  The main components of capitalized costs during the current period included engineering and consulting ($177,820) and metallurgy ($263,056).  During the current period, the Company continued to optimize the metallurgical processes and detailed engineering.
  General and miscellaneous expenses of $469,068 (2018 - $354,092) are comprised of office and telephone expenses, payroll taxes, medical benefits, insurance premiums, travel expenses, promotional expenses, shareholder communication fees, transfer agent fees and filing fees.
  Professional fees of $110,418 (2018 – $195,992) include legal fees, audit fees and financial consulting fees.
  Accretion expense of $217,408 (2018 - $403,893) is the amortization of the fair value of bonus shares and bonus warrants issued to the lenders of the promissory notes.  The bonus shares and bonus warrants are amortized over the life of the promissory notes.
  Interest expense of $1,714,037 (2018 - $1,413,245) is from promissory notes that bear interest at the rates of 12%-14% per year.  Interest increased as additional funds were advanced.
  We recorded a gain on change in fair value of derivative liabilities of $268,615 (2018 – gain of $992,869).  The change in fair value of derivative liabilities is based on the change in remaining term of derivative instruments and our stock price.  The derivatives include warrants as well as stock options granted to non-employees.  The derivative liabilities do not represent cash liabilities.  During Q3 fiscal 2019, the derivative warrants expired unexercised.
  We recorded a gain on debt settlement of $57,760 (2018 - $2,712) from settling the Fourth Promissory Notes principal and interest in common shares with a fair value less than the book value of the notes.

Three months ended January 31, 2019

We recorded a loss of $968,926 for the three months ended January 31, 2019 as compared to a loss of $706,969 for the three months ended January 31, 2018.  The increase in the loss recorded for the three months ended January 31, 2019 as compared to the three months ended January 31, 2018 is the net result of changes to a number of expenses as noted above under the nine months ended January 31, 2019 and 2018.  In particular, there was a decrease in the gain on change in fair value of derivative liabilities from $152,809 to $33,172.

Liquidity and Capital Resources

Our aggregate operating, investing and financing activities during the nine months ended January 31, 2019 resulted in a net cash inflow of $320,000 (2018 – outflow of $53,459).  As at January 31, 2019, we had a working capital deficiency of $22,684,241.

During the nine months ended January 31, 2019, $2,695,607 was used in operations before changes in non-cash operating working capital items (2018 - $2,374,317).  During the nine months ended January 31, 2019, we spent $754,340 on investing activities (2018 - $547,971) and we received $2,021,084 from financing activities (2018 - $1,350,000).

We have been financed by advances pursuant to promissory notes advanced by BV Lending LLC, an entity controlled by Allen L. Ball, a member of our Board of Directors and our largest shareholder (the “Lender”).  During the nine months ended January 31, 2019, the Company was receiving advances pursuant to the Third Promissory Notes and the Fifth Promissory Notes.  As at January 31, 2019, the balance of the promissory notes was $22,495,885.

On September 11, 2018, the Company entered into a loan agreement with the Lender pursuant to which up to $2,500,000 will be advanced to the Company in tranches (the “Fifth Promissory Notes”) scheduled to be provided from September 2018 to March 2019.  As at January 31, 2019, the Company had received $1,570,000.

The Third Promissory Notes have a maturity date of March 31, 2019.  The Company is in discussions with the Lender.

An additional CAD$250,000 promissory note was issued in March 2017 by an arm’s-length lender.  On January 22, 2019, the promissory note was settled by issuing 1,882,503 common shares at the fair value of $155,229.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable

Item 4. Controls and Procedures.

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of January 31, 2019. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of January 31, 2019.  There were no material changes in the Company’s internal control over financial reporting during the third quarter of fiscal 2019.

PART II

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

There have been no material changes from the risk factors as previously disclosure in our Annual Report on Form 10-K which was filed with the SEC on August 3, 2018.

Item 2. Sale of Unregistered Securities.

All unregistered sales of equity securities during the period covered by the Quarterly Report were previously disclosed in our current reports on Form 8-K and our Annual Report on Form 10-K other than the following:\

i)	On January 22, 2019, the Company issued 1,882,503 common shares with a fair value of $155,229. The common shares were issued as settlement of principal and accrued interest pursuant to the Fourth Promissory Notes. As the creditor is not a “U.S. Person”, the securities were issued pursuant to the provisions of Regulation S of the Securities Act.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act (The “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the nine months ended January 31, 2019, our U.S. development property was not subject to regulation by the Federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977 (the "Mine Act").

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

I-MINERALS INC.

Date:	March 15, 2019	By:	/s/ John Theobald
JOHN THEOBALD
Chief Executive Officer and President
(Principal Executive Officer)

Date:	March 15, 2019	By:	/s/ Matthew Anderson
MATTHEW ANDERSON
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)