Form 10-K
period 2019-04-30
I-Minerals Inc
filed 2019-07-29
CIK 1405663

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[ x ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: April 30, 2019

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

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $6.0 million, based upon the closing sale price of the registrant’s common stock as reported by the TSX Venture Exchange on October 31, 2018 and converted to USD based on the Bank of Canada noon rate as of the same date.

As of July 29, 2019, the registrant had 92,676,115 outstanding shares of common stock.

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

The Company is engaged in the exploration, evaluation and development of our Helmer-Bovill industrial minerals property (the “Helmer-Bovill Property”).  The Helmer-Bovill Property, in which we hold a 100% interest, is comprised of 11 mineral leases totaling 5,140.64 acres located approximately 6 miles northwest of Bovill, Latah County, Idaho.  Since inception, the Company has been in the exploration stage but moved into the development stage in fiscal 2018.  In fiscal 2019, the Company reverted back to the evaluation stage.

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

The Bovill Kaolin Project

Our lead project, the Bovill Kaolin Project, is a strategically located long term resource of quartz, potassium feldspar (“K-spar”), halloysite and kaolinite formed through weathering of a border phase of the Idaho Batholith causing all minerals to be contained within a fine white clay-sand mixture referred to as “primary clay.” The Bovill Kaolin Project is located within 3 miles of state highways with electricity and natural gas already at the property boundary.

Since 2010, our exploration work has focused diamond drilling on the Bovill Kaolin Project.  To date, a total of 322 diamond drill holes have been drilled totaling 35,909 feet.  As a result of these drill campaigns, four deposits have been identified: Kelly’s Hump, Kelly’s Hump South, Middle Ridge and WBL.

In June 2014, we completed an updated pre-feasibility study on the Bovill Kaolin Project (the “2014 PFS”) and on March 8, 2016, we announced the economic results of our initial feasibility study (the “2016 FS”).  However, based on the results of an updated independent market study it is apparent that fundamental changes in the businesses that consume our minerals has taken place over the past several years.  These changes include offshoring and reformulation wherein industries that had previously used K-spar for example have reformulated their production batches using alternate minerals.  Markets do exist for all of the minerals contained within the Bovill Kaolin Project but not in the volumes contemplated in the 2016 FS.  Accordingly, the 2016 FS is considered not to be current and should not be relied upon and previously disclosed proven and probable reserve estimates for the Bovill Kaolin Project should no longer be classified or relied upon as such.

Although the reserves and subsequent financial analyses disclosed in the 2016 FS are no longer current, the mineral resources stated in the 2016 FS remain current and have recently been re-stated in a standalone technical report prepared by SRK Consulting (U.S.) recently completed an updated resource estimate.  The updated mineral resource statement from this report contains the same tonnages and grades as were disclosed in the 2016 FS and is summarized below.

In addition, the Company engaged MillCreek Engineering of Salt Lake City, Utah to estimate the capital and operating costs for a smaller plant capable of producing up to 20,000 tons of metakaolin and 10,000 tons of halloysite per year.  The estimated Operating Costs and Capital Cost fell in line with expectations and the Company has retained MillCreek to complete a Pre-Feasibility Study of a metakaolin and halloysite operation.  It is envisioned that the sand fraction (K-spar and quartz) will be screened and sold into lower value industrial applications.

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

In May 2017, the Idaho Department of Lands (“IDL”) accepted our operation and reclamation plan.  We have since re-engaged with the IDL to discuss changes to the operation and reclamation plan given the reduced impacts of the smaller operation.

Three Year History

During the last three fiscal years, our operations completed a feasibility study on the Bovill Kaolin Project in mid-2016.  Subsequent efforts have been focused on optimization of the process flow sheet.  This work has included an independent review of the capital and operating costs by MillCreek Engineering of Salt Lake City, Utah that in turn has led to additional pilot plant work including the use of hydro cyclones in the place of a screw classifier for the initial clay (halloysite and Kaolinite) and sand (quartz and k-spar) separation and the testing of a flash calciner as a replacement for the traditional  horizontal kiln – calciner.  Mineral marketing work in 2019 has indicated the best potential for a start up operation is to focus on the halloysite and kaolin products.  The Company has engaged MillCreek Engineering to complete a Pre-Feasibility Study on an operation that would produce 10,000 ton per annum of halloysite and 20,000 ton per annum of metakaolin with the sand fraction sold into construction and related industries.

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

Industrial Minerals

In carrying out our activities at the Bovill Kaolin Project, we are focused on the evaluation of the economic viability of a smaller halloysite and metakaolin operation.

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

Our target market for metakaolin is the North American concrete and infrastructure industry.  Premium white metakaolin is currently priced at $400 - $500 per ton in the Pacific Northwest due to the transportation costs to bring it from the southeastern USA.  We are targeting applications where color is not as important.

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

In order to carry out mining activities, we are required to obtain a Mine Plan for Operations (“MPO”) and Reclamation Plan (“ORP”).  In May 2017, we received an ORP for mining activities on the Bovill Kaolin Project.  This ORP permits us to mine Bovill Kaolin for a period of 26 years.  In 2012, we received an ORP for the extraction of sand tailings on the WBL Tailings Project.  The ORP permits us to mine the sand tailings between May to October for a period of 10 years (2012 – 2022).

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

A reclamation bond of US$7,600 has been posted to cover the current plan of operations. The Storm Water Pollution Prevention Plan (SWPPP) has been publicly noted without objection as of November 16, 2012.  The Company does not view the current environmental liability to be material as of April 30, 2019 as the amount is estimated to be below $5,000.  Under our ORP, we will be required to pay a reclamation bond of approximately $3,000,000.

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

Because we are an exploration/evaluation stage company, our business has a high risk of failure.

We are an exploration/evaluation stage company that has incurred net losses since inception, we have not attained profitable operations and we are dependent upon obtaining adequate financing to complete our exploration activities.  The success of our business operations will depend upon our ability to obtain further financing to complete our development of the Bovill Kaolin Project and to attain profitable operations. If we are not able to complete a successful exploration program and attain sustainable profitable operations, then our business will fail.

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

If we are unable to commence commercial production or renew our leases on our Helmer-Bovill Property by March 1,2023, we may lose our entire interest in our Helmer-Bovill Property.

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

The technical information appearing below concerning the Helmer-Bovill Property is derived from the April 17, 2019 report 43-101 Resource Technical Report Re-issue Bovill Kaolin Project, Idaho Report Prepared by SRK Consulting (U.S.), Inc. SRK Project Number: 165800.110 Signed by Qualified Persons: Matthew Hastings, MSc Geology, MAusIMM (CP) Brooke Miller Clarkson, MSc, CPG Reviewed by: William Cain, BSc Geology

Description of Property

The Helmer-Bovill Property is a development stage open pit mining operation which will produce sand, kaolinite clay and halloysite clay.  The area has been mined historically for similar products.

The Helmer-Bovill Property is located at geographical coordinates 46° 53' 14.7" N. latitude and 116° 28’ 11.7" W longitude (State Plane, NAD 83, Zone 1103, Idaho West: 1 900 717 N, 2 454 671 E) in Latah County, Idaho, USA.  The property currently totals 5,140.6 acres. The mineral leases are not adjoining but are situated within three surveyed townships near the town of Bovill, Idaho.

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

In 2002, we acquired from IIM, through our wholly owned subsidiary i-Minerals USA Inc., 16 State of Idaho mineral lease applications in Latah County, Idaho, to cover deposits of feldspar, kaolin, and quartz located near Bovill, Idaho. In 2003, we converted these applications to ten mineral leases and subsequently obtained two more mineral leases. Renewal applications for all 12 leases were filed on April 27, 2012 with a US$3,000 application fee. As part of the renewal process, Idaho converted the 12 mineral leases into 10 revised mineral leases which were issued on February 28, 2013. Subsequently, during 2013 the State of Idaho granted one additional mineral lease to us. At this time, we hold 11 mineral leases totaling 5,140.64 acres. All current leases are valid until 2023. Due to recent changes in the law, we are exploring various options for renewal.  All leases are subject to rental fees of US$1.00/acre/y and a production royalty of 5% of gross proceeds.

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

Location, Access and Infrastructure

The Project is located near the town of Bovill, Idaho, and is accessed by road by following Idaho State Highway 8 (ID-8) west for 0.4 mi, then turning right (west) on Moose Creek Road/National Forest Road 381 and following for 5.5 miles. ID-8 is an improved two-lane road, while Moose Creek Road/National Forest Development Road 381 is a dirt/gravel road that provides access to State and Federal lands. In addition, access to specific areas to be mined will require either upgrades to former logging roads or construction of new access roads.

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

Water required for processing will primarily come from a small reservoir north of the Project site. New wells located at the process plant site will provide potable water. Groundwater from drilled wells is typically used to serve domestic needs within the vicinity of the Project.

The region has a long history of clay production, forestry and farming. A labor force skilled in heavy equipment operation, trucking, and general labor exists within the surrounding communities and rural areas.

There are several suitable locations for potential tailings storage, mining waste disposal, and potential processing plants.

Climate and Physiography

The climate at the Project site, as described by the nearby Natural Resources Conservation Services Sherwin 752 weather station, is characterized by an average annual precipitation of 40.02 inches, with the highest values recorded between October and March. The annual minimum and maximum temperatures are 30.4°F and 55.3°F, respectively; with average monthly minimum and maximum temperatures ranging from 16.4°F to 42.6°F and 30.3°F to 83.2°F, respectively.

Available records (1952 to 2010) from the Elk River weather station indicate an average total snowfall ranging from 0.1 inch in October to 27.5 inches in February, with a monthly maximum snowfall of 88 inches. Average snow depth ranges from 1 inch in November to 75 inches in February.

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

Potato Hill Volcanics

The Potato Hill volcanic rocks are silicic to intermediate volcanic rocks and include lava flow and pyroclastic flow units, as well as hypabyssal intrusive rocks. They form much of the rock along the western edge of the Helmer embayment at Potato Hill, and along the southern edge of the Thatuna. Many of the pyroclastic flows contain abundant xenolithic clasts of older granodiorite and Belt metasediments.

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

Mineralization

The Helmer-Bovill Property hosts four different deposit types. These include primary Na-feldspar deposits, residual K-spar-quartz-kaolinite+/-halloysite deposits, transported clay deposits and K-spar-quartz tailings deposits (which are located at the WBL Tailings Project).

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

The WBL Tailings Project hosts K-spar and quartz, some clay and mica, and minor amounts of plagioclase.  The tailings were deposited on a gently east-northeast sloping hillside and also with an impoundment structure located at the base of the slope.  Exploration trenches indicate the tailings are in excess of 17 ft. deep in most places.  In general, the sloping portions of the tailings are composed of coarser material and the flat lying portions at the base of the slope are composed of relatively finder materials.  The tailings appear to be continuous based on observations from test pits.

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

Residual clays developed on weathered granitoid in the Helmer-Bovill area are a mixture of halloysite and kaolinite, with the concentration of total each dependent upon the degree of weathering. Drilling shows that halloysite content decreases with depth as the effects of weathering diminish. In tests on two samples from the WBL north pit, GMT (2005) demonstrated that there is a significant halloysite fraction in the residual clay.  The work done by GMT indicates that the quality of the residual clay from the WBL pit is high enough to be used in some high-end specialty paper, paint, and ceramic markets. Work done by I-Minerals and further continued by GMT show that a wet process using proven gravity separation equipment can produce a high-quality halloysite product that will gain attention of halloysite markets.

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

Drilling Programs

During 2000-2001, a 41-hole diamond drill program was completed at the Project, focused on both bedrock feldspar deposits and residual deposits. Approximately 50% of the drill holes penetrated residual deposits at or very near the surface. A total of 4,063 ft. were drilled during this program. All holes were surveyed by Rim Rock Surveying.

In 2003, a 12-hole, diamond drill program was completed at the Project, testing for residual deposits over a broad area. A total of 1,333 ft. were drilled in this program. The core was split, sampled, and described in detail within a previous Technical Report and in petrographic reports prepared for I‑Minerals. All holes were surveyed with a hand held GPS with an accuracy of several meters.

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

In 2013, a 167-hole, diamond drilling program was conducted in the Middle Ridge deposit and in two new areas referred to as Kelly’s Hump North and South. At Middle Ridge, 21 additional holes were completed to provide a drill pattern on 100 ft spacing in the area hosting higher halloysite grades. In the Kelly’s Hump area, a phase one program was completed with 17 holes spread though out the elevated area of the north south trending ridge. These were generally spaced at approximately 400-800 ft with all but one, located in the northern area. A Phase two program was completed with 113 additional holes on 100 ft spacing in the Kelly’s Hump North area, and 16 holes on 200 ft spacing in the Kelly’s Hump South area. A total of 17,811 ft. were drilled during this program. The drill hole locations were first laid out by Taylor Engineering with a differential GPS and then once the drill rig was set up any offsets were measured with a tape measure.

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

Current Testing

The current testwork is mainly focused on the development of both sand and clay circuits, further product definition and characterization, and initial Original Equipment Manufacturer (OEM) equipment testing in preparation for detailed engineering. Previous testwork on the feldspathic sands provided engineering definition sufficient for the completion of engineering and feasibility assessment. Additional testing in 2015 confirmed earlier results, optimized the processing scheme, and added some refinements regarding purification of the products.

Representative Sample Collection

In mid-2014, bulk metallurgical samples were collected from 10 trenches using an excavator. The trench locations were selected based on the local geology and results from adjacent drill holes.

The mineral composition of the deposit is relatively homogeneous with the exception of halloysite content. The selected sample locations are in the expected mining areas, and either rich in halloysite (seven locations in the Kelly’s Hump area and two locations in the Middle Ridge area) or void of halloysite (one location in the Kelly’s Hump South area).

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

While these samples cannot be considered statistically representative of the entire ore body, they are characteristic of the minable material that is expected to be encountered during the mining and processing of the Bovill Project during the initial mining phase. The sampling techniques, and the metallurgical samples collected are considered suitable for bench and pilot plant metallurgical testing to define and confirm the process recovery scheme and final product quality.

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

Comminution

Comminution testing consisted of a rod mill grinding test on sand to determine a work index and testing of ROM samples in an impact crusher to determine specific power requirements and the ability to produce crushed ore of the required size specification.

In 2008, a sample was collected from drill core from three drillholes in the Kelly’s Basin area. In total, 34 intervals were sampled and composited into feldspar/quartz sand sample. Although Kelly’s Basin is not considered as feed for the clay processing plant, the sand derived from this area is considered to be representative of the sand in the Project feed, since all of the materials in the area are a result of surface weathering of the Thatuna Batholith.

The 2008 sample of feldspar/quartz sand was tested by Hazen Research in Golden, Colorado using a modified Bond Rod Mill Work Index (RWi) determination procedure. There was a screen mesh modification made from the standard procedure in order to represent the product size required for the process.

In 2015, an approximately 2.000 lb bulk sample of material of similar composition to ores from the proposed mining areas was collected from the proposed plant site area and provided to Stedman Machine Company for impact crushing testing, as well as determination of the angle of repose, drawdown angle, and other crushed ore physical characteristics. The sample was successfully crushed to a passing size. The information was used to specify the type and size of the appropriate machine for crushing service.

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

Sand Processing

In the current testing program, two distinct projects were assigned to MRL to process the sand provided from the pilot plant work performed at GMT. The first project was to produce quartz products on a bench-scale from each of the three ore bodies (designated Kelly’s Hump North or Kelly’s Hump, Middle Ridge, and Kelly’s Hump South or Kelly’s Hump Void) while the second project was to produce quartz products on a pilot scale using a composite consisting of all three ore bodies. Combining all of the ores for the pilot plant was required because the amount of sand material received from the GMT pilot plant clay/sand separation suitable for MRL processing was insufficient for individual ore processing.

Once processing commenced, the sample results had a lower K-feldspar to quartz ratio than prior testing. This is considered to be a result of the sample coming from upper portions of the ore body and inefficiencies in the clay/sand separation at pilot scale at GMT. However, suitable K-feldspar grade was recovered during the course of several trial runs and used for further product development.

The lower K-feldspar recoveries were further examined through additional evaluation work to ensure that adequate K-feldspar is contained in the deposits. This work was performed by Process Mineralogical Consulting Ltd. and their results confirmed the ample presence of K-feldspar throughout the deposit.

Quartz processing data was not as affected by these issues although more residual K-feldspar was present in the feedstock to the quartz circuit as a result of difficulties incurred with the K-feldspar circuit.

Tailings Thickening and Filtration

A tailings composite sample was prepared by combining various tailing streams produced from pilot and bench testing in representative proportions to create a tailings sample for further testing. This procedure was necessary since the pilot testing for clays and sands were conducted in different laboratories, physically separated by significant distance, and treated at different processing rates. As a result, there was no combined tailings stream from which a representative sample could be collected. Considerable care was taken to make sure each of the many tailings streams from the proposed full scale processing facility was represented in the sample in their respective ratios.

The combined tailing sample was created primarily for pressure filtration testing to gather design information for equipment selection and to produce tailings filter cake to be used in testwork to determine they type of design that could be accomplished.

Bilfinger Water Technologies Inc., (Italy), Bilfinger was selected to do thickening and filtration testwork on the composite sample. Bilfinger conducted many analyses on the composite and found using a membrane-type plate and frame filter press produced the driest cake, suitable for the anticipated DST disposal method.

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

Kaolinite recovery is 100% of this constituent in the ore with the only loss being in the calcining step. The conversion of kaolinite to metakaolin by calcining removes most of the water of hydration and results in approximately 10% loss of mass. As a result, the recovery of kaolinite is effectively 90% of the amount of kaolinite in the feed.

Sand Recovery

Feldspathic sand makes up approximately 75% of the material in the ore. Processing of the sand involves separation of the quartz from the potassium feldspar and purification of the resulting separate streams. In this process there is removal and rejection of iron bearing minerals (primarily muscovite and biotite micas) and losses of fines to the tailings stream. Testwork results show that the recovery of quartz and potassium feldspar from the ore feed is approximately 58.5% each which is equivalent to approximately 78% recovery from the sand component in the feed.

Overall Product Recovery

The sum of all products recovered from the feed ore is approximately 61%. The remaining 39% is lost to tailing as sand fines or impurities removed in the upgrading of the clay and sand products.

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

  “Mineral resource”,“Measured mineral resources” and “indicated mineral resources”.  We advise U.S. investors that although these terms are recognized and required by Canadian regulations, these terms are not defined in SEC Industry Guide 7 and the SEC does not normally permit such terms to be used in reports and registration statements filed with the SEC. U.S. investors are cautioned not to assume that any part or all of the mineral deposits in these categories will ever be converted into reserves.
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

Current Activities

Bovill Kaolin Project

The following activities are recommended to be undertaken:

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

Item 3. Legal Proceedings.

None.

Item 4. Mine Safety Disclosures.

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act (The “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the fiscal year ended April 30, 2019, our U.S. exploration properties were not subject to regulation by the Federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977 (the "Mine Act").

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Holders of Our Shares

As of the date of this Form 10-K, there were 140 registered shareholders.

Market Information

Our common shares trade in Canada on the TSX Venture Exchange under the symbol “IMA,” and over-the-counter in the United States on the OTCQB marketplace under the symbol “IMAHF.”  The following is the high and low close information for our common stock during each fiscal quarter of our last two fiscal years on the TSX Venture Exchange and the OTCQB.

	TSXV		OTCQB*
	High	Low	High	Low
	CAD	CAD	USD	USD
Q1 ended Jul. 31, 2017	$0.60	$0.27	$0.443	$0.2657
Q2 ended Oct. 31, 2017	$0.43	$0.285	$0.3549	$0.22
Q3 ending Jan. 31 2018	$0.36	$0.235	$0.258	$0.177
Q4 ending Apr. 30, 2018	$0.345	$0.255	$0.2609	$0.2065
Q1 ended Jul. 31, 2018	$0.27	$0.20	$0.23	$0. 142
Q2 ended Oct. 31, 2018	$0.23	$0.15	$0.1682	$0.12
Q3 ending Jan. 31 2019	$0.18	$0.09	$0.14135	$0.0703
Q4 ending Apr. 30, 2019	$0.11	$0.065	$0.0788	$0.045
Q1 ending Jul 31, 2019**	$0.19	$0.06	$0.1396	$0.0434

*      High and low bid information for the OTCQB was not available for the above periods. For the periods presented, prices represent high and low closing prices during the period.

**     Through July 26, 2019.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth details of all our equity compensation plans as of April 30, 2019.  As at April 30, 2019, our equity compensation plans consisted solely of our Stock Option Plan.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	5,625,000	CAD$0.26	3,642,612
Equity compensation plans not approved by security holders	-	-	-
Total	5,625,000	CAD$0.26	3,642,612

Stock Option Plan

We received shareholder approval, on November 27, 2018, of our “rolling” stock option plan (the “Stock Option Plan”) whereby 10% of the number of our issued and outstanding shares at any given time may be reserved for issuance pursuant to the exercise of options. The TSX Venture Exchange requires that listed companies that have “rolling” stock option plans in place receive shareholder approval of such plans on a yearly basis at the Company’s annual general meeting.

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

Our focus continues to be the detailed assessment of all of our mineral assets and advancing the Bovill Kaolin Project towards production.  The Company has elected to initially focus on the development of a metakaolin and halloysite operation.  After receiving operating cost and capital cost estimates from MillCreek Engineering it has engaged MillCreek to complete a prefeasibility study.  The envisaged plant would produce 10,000 tons of halloysite and 20,000 tons of metakaolin annually.  Mine Development Associates of Reno have been engaged to amend the mine plan to target the shallower more clay rich (kaolin and halloysite) sections of the deposit.  Completion of the prefeasibility study is expected in the fourth calendar quarter of 2019.

With respect to work at GMT, a bulk sample of approximately 60 tons of primary clay material is being processed.  Changes to the process flow sheet as compared with prior GMT pilot plants include the installation of a hammer mill at the front end of the circuit and the incorporation of a new hydrocyclone processing step to improve clay/sand separation.  Pilot scale hydrocyclone test work resulted in the clay yields increasing to about 30% as compared with a yield of 22% as demonstrated in previous pilot plant work.  Successful implementation of the hydrocyclone processing should result in increased production of ULTRA Hallopure® and HalloPure® halloysite products and kaolin for metakaolin production beyond the rates achieved in pilot plant work associated with the feasibility study.  Results from the current pilot plant will be incorporated into the ongoing pre-feasibility study by MillCreek Engineering.

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

Results of Operation

Year ended April 30, 2019

We recorded a loss of $3,709,657 ($0.04 per share) for the year ended April 30, 2019 as compared to a loss of $2,683,649 ($0.03 per share) for the year ended April 30, 2018.  The increase in the loss recorded for the year ended April 30, 2019 as compared to the year ended April 30, 2018 is the net result of changes to a number of expenses.  Of note are the following items:

  Management and consulting fees of $195,132 (2018 - $207,861) are comprised of fees to manage our Company and stock-based compensation.  The stock-based compensation recognized in the current period was $4,434 (2018 - $108,591).  Approximately 75% of the fees to manage our Company are charged to management and consulting fees and the other 25% is charged to mineral property expenditures and/or capitalized to mineral property interest.
  Mineral property expenditures of $556,945 (2018 - $440,619) are costs incurred on our Helmer-Bovill Property.  The expenditures in the current period are pre-development costs that have been expensed during the period.  The Company also capitalized $746,504 of development costs to the balance sheet during the 2019 period.  The main components of capitalized costs during the current period included engineering and consulting ($177,820) and metallurgy ($263,056).  During the current period, the Company continued to optimize the metallurgical processes and detailed engineering.  Effective January 31, 2019, the Company returned to the evaluation stage for accounting purposes and therefore stopped capitalizing development costs.
  General and miscellaneous expenses of $502,437 (2018 - $532,439) are comprised of office and telephone expenses, payroll taxes, medical benefits, insurance premiums, travel expenses, promotional expenses, shareholder communication fees, transfer agent fees and filing fees.
  Professional fees of $178,308 (2018 – $197,560) include legal fees, audit fees and financial consulting fees.
  Accretion expense of $281,800 (2018 - $455,014) is the amortization of the fair value of bonus shares and bonus warrants issued to the lenders of the promissory notes.  The bonus shares and bonus warrants are amortized over the life of the promissory notes.
  Interest expense of $2,321,619 (2018 - $1,917,386) is from promissory notes that bear interest at the rates of 12%-14% per year.  Interest increased as additional funds were advanced.
  We recorded a gain on change in fair value of derivative liabilities of $276,563 (2018 – gain of $1,079,668).  The change in fair value of derivative liabilities is based on the change in remaining term of derivative instruments and our stock price.  The derivatives include warrants as well as stock options granted to non-employees.  The derivative liabilities do not represent cash liabilities.  During Q3 fiscal 2019, the derivative warrants expired unexercised.
  We recorded a gain on debt settlement of $57,760 (2018 - $2,712) from settling the Fourth Promissory Notes principal and interest in common shares with a fair value less than the book value of the notes.

Three months ended April 30, 2019

We recorded a loss of $1,122,253 for the three months ended April 30, 2019 as compared to a loss of $868,980 for the three months ended April 30, 2018.  The increase in the loss recorded for the three months ended April 30, 2019 as compared to the three months ended April 30, 2018 is the net result of changes to a number of expenses as noted above under the years ended April 30, 2019 and 2018.  In particular, there was an increase in interest expense of $157,700 and an increase in mineral property expenditures of $172,327 as a result of ceasing to capitalize development costs at January 31, 2019.

Liquidity and Capital Resources

Our aggregate operating, investing and financing activities during the year ended April 30, 2019 resulted in a net cash inflow of $28,399 (2018 – outflow of $73,960).  As at April 30, 2019, we had a working capital deficiency of $23,854,860.

During the year ended April 30, 2019, $3,760,503 was used in operations before changes in non-cash operating working capital items (2018 - $3,184,959).  During the year ended April 30, 2019, we spent $834,322 on investing activities (2018 - $721,457) and we received $2,271,084 from financing activities (2018 - $1,825,000).

We have been financed by advances pursuant to promissory notes advanced by BV Lending LLC, an entity controlled by Allen L. Ball, a member of our Board of Directors and our largest shareholder (the “Lender”).  During the year ended April 30, 2019, the Company was receiving advances pursuant to the Third Promissory Notes and the Fifth Promissory Notes.  As at April 30, 2019, the balance of the promissory notes was $22,745,885.

On September 11, 2018, the Company entered into a loan agreement with the Lender pursuant to which up to $2,500,000 will be advanced to the Company in tranches (the “Fifth Promissory Notes”).  As at April 30, 2019, the Company had received $1,820,000.  Subsequent to April 30, 2019, the Company received an additional $245,000.

The Third Promissory Notes have a maturity date of October 31, 2019.  The Fifth Promissory Notes have a maturity date of December 31, 2019.

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

We do not have the ability to internally generate sufficient cash flows to support our operations for the next twelve months.  We have been receiving funds from a company controlled by a director of the Company through promissory notes.  We have no formal plan in place to address this going concern issue but consider that we will be able to obtain additional funds by equity financing and/or debt financing; however, there is no assurance of additional funding being available.  As a result, our auditors included an emphasis of matter note in their report on the financial statements for the year ended April 30, 2019 about our ability to continue as a going concern.

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

April 30, 2019 and 2018

(Expressed in US dollars)

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

I-Minerals Inc.

Vancouver, Canada

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of I-Minerals Inc. (the “Company”) as of April 30, 2019 and 2018, the consolidated statements of loss, capital deficit, and cash flows for the years then ended and related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at April 30, 2019 and 2018, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Material Uncertainty Related to Going Concern

We draw attention to Note 1, which indicates that the Company had not yet achieved profitable operations as at April 30, 2019, had an accumulated deficit of $43,010,566 at April 30, 2019 and the Company expects to incur further losses in the development of its business. As stated in Note 1, these events or conditions, along with other matters as set forth in Note 1, indicate that a material uncertainty exists that casts substantial doubt on the Company’s ability to continue as a going concern. Our opinion is not modified in respect of this matter.

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

July 29, 2019

We have served as the Company's auditor since 2004.

 I-Minerals Inc.

Consolidated Balance Sheets

April 30, 2019 and 2018

(Expressed in US dollars)

(Prepared in accordance with US GAAP)

	Notes	2019 $	2018 $
ASSETS
Current assets
Cash		241,721	213,322
Receivables		5,708	6,801
Prepaids		54,163	35,725
		301,592	255,848

Equipment		14,517	14,118
Mineral property interest and deferred development costs	3	1,892,410	1,145,906
Deposits		28,728	28,728

TOTAL ASSETS		2,237,247	1,444,600

LIABILITIES
Current liabilities
Accounts payable and accrued liabilities	4,9	1,464,724	1,475,121
Promissory notes	5	22,685,537	18,240,855
Derivative liabilities	2,6,7	6,191	300,690
		24,156,452	20,016,666

CAPITAL DEFICIT
Capital Stock
Authorized:
Unlimited common shares with no par value
Issued and fully paid: 92,676,115 (April 30, 2018 – 89,831,955)	7	19,118,229	18,787,998
Additional paid-in capital		1,866,274	1,890,220
Commitment to issue shares	5	106,858	50,625
Deficit		(43,010,566)	(39,300,909)
TOTAL CAPITAL DEFICIT		(21,919,205)	(18,572,066)

TOTAL LIABILITIES AND CAPITAL DEFICIT		2,237,247	1,444,600

Going concern (Note 1)

On behalf of the Board

                 “John Theobald”                 Director                                              “W. Barry Girling”                 Director

The accompanying notes are an integral part of these consolidated financial statements.

I-Minerals Inc.

Consolidated Statements of Loss

For the years ended April 30, 2019 and 2018

(Expressed in US dollars)

	Notes	2019 $	2018 $

OPERATING EXPENSES
Amortization		4,602	3,138
Management and consulting fees	7,9	195,132	207,861
Mineral property expenditures	9	556,945	440,619
General and miscellaneous		502,437	532,439
Professional fees		178,308	197,560

		(1,437,424)	(1,381,617)
OTHER (EXPENSE) INCOME
Foreign exchange loss		(3,137)	(12,012)
Accretion expense	5	(281,800)	(455,014)
Interest expense	5	(2,321,619)	(1,917,386)
Change in fair value of derivative liabilities	2,6,7	276,563	1,079,668
Gain on debt settlement	5	57,760	2,712

LOSS FOR THE YEAR		(3,709,657)	(2,683,649)

Loss per share – basic and diluted		(0.04)	(0.03)

Weighted average number of shares outstanding		91,056,189	89,554,420

The accompanying notes are an integral part of these consolidated financial statements.

I-Minerals Inc.

Consolidated Statements of Cash Flows

For the years ended April 30, 2019 and 2018

(Expressed in US dollars)

	2019 $	2018 $
OPERATING ACTIVITIES
Loss for the year	(3,709,657)	(2,683,649)
Items not involving cash:
Amortization	4,602	3,138
Stock-based compensation	4,434	108,591
Accretion expense	281,800	455,014
Change in fair value of derivative liabilities	(276,563)	(1,079,668)
Unrealized foreign exchange (gain) loss	(7,359)	8,903
Gain on settlement of debt	(57,760)	2,712
Change in non-cash operating working capital items:
Receivables	1,093	368
Prepaids	(18,438)	29,534
Accounts payable and accrued liabilities	2,369,485	1,977,554

Cash flows used in operating activities	(1,408,363)	(1,177,503)

INVESTING ACTIVITIES
Additions to mineral property interest and deferred development	(829,321)	(699,495)
Purchase of equipment	(5,001)	(8,166)
Deposits	-	(13,796)

Cash flows used in investing activities	(834,322)	(721,457)

FINANCING ACTIVITIES
Proceeds from exercise of stock options and warrants	46,084	-
Promissory notes received	2,225,000	1,825,000

Cash flows from financing activities	2,271,084	1,825,000

INCREASE (DECREASE) IN CASH	28,399	(73,960)

CASH, BEGINNING OF THE YEAR	213,322	287,282

CASH, END OF THE YEAR	241,721	213,322

SUPPLEMENTAL CASH FLOW INFORMATION (Note 11)
	-
Interest paid	-	-
Taxes paid	-	-

The accompanying notes are an integral part of these consolidated financial statements.

I-Minerals Inc.

Consolidated Statements of Capital Deficit

For the years ended April 30, 2019 and 2018

(Expressed in US dollars)

	Number of Shares #	Amount $	Commitment to Issue Shares $	Additional Paid-in Capital $	Accumulated Deficit $	Total Capital Deficit $

Balance at April 30, 2017	89,372,359	18,658,118	29,625	1,948,384	(36,617,260)	(15,981,133)

Issued during the year:
Shares issued as a debt discount	403,844	115,875	(115,875)	-	-	-
Shares issuable as a debt discount	-	-	136,875	-	-	136,875
Shares issued as a debt settlement	55,752	14,005	-	-	-	14,005
Share-based payments – vesting	-	-	-	108,591	-	108,591
Reallocation of vested options to liabilities	-	-	-	(166,755)	-	(166,755)
Loss for the year	-	-	-	-	(2,683,649)	(2,683,649)

Balance at April 30, 2018	89,831,955	18,787,998	50,625	1,890,220	(39,300,909)	(18,572,066)

Issued during the year:
Shares issued on exercise of options	600,000	94,002	-	(24,878)	-	69,124
Shares issued as a debt discount	361,657	81,000	(81,000)	-	-	-
Shares issuable as a debt discount	-	-	137,233	-	-	137,233
Shares issued pursuant to settlement of debt and interest	1,882,503	155,229	-	-	-	155,229
Share-based payments – vesting	-	-	-	4,434	-	4,434
Reallocation of vested options to liabilities	-	-	-	(3,502)	-	(3,502)
Loss for the year	-	-	-	-	(3,709,657)	(3,709,657)

Balance at April 30, 2019	92,676,115	19,118,229	106,858	1,866,274	(43,010,566)	(21,919,205)

The accompanying notes are an integral part of these consolidated financial statements.

 I-Minerals Inc.

Notes to the Consolidated Financial Statements

For the years ended April 30, 2019 and 2018

(Expressed in US dollars except where otherwise indicated)

1.	NATURE OF BUSINESS AND BASIS OF PRESENTATION AND LIQUIDITY:

I-Minerals Inc. (the “Company”) was incorporated under the laws of British Columbia, Canada, in 1984. The Company is listed for trading on the TSX Venture Exchange under the symbol “IMA” and the OTCQB marketplace under the symbol “IMAHF”.

The Company’s principal business is the development of the Helmer-Bovill industrial mineral property (“the Property”) located in Latah County, Idaho. Since inception, the Company has been in the exploration and evaluation stage but moved into the development stage in fiscal 2018. In fiscal 2019, the Company reverted back to the evaluation stage as managed determined that the Feasibility Study on the property should be considered non-current. The Helmer-Bovill property is comprised of eleven mineral leases that host potentially economic deposits of feldspar, quartz and kaolinitic clays, primarily kaolinite and halloysite.

Basis of Presentation and Liquidity

The accompanying consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) on the basis that the Company will continue as a going concern,which assumes that the Company will be able to meet its obligations and continue its operations for the next year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At April 30, 2019, the Company had not yet achieved profitable operations, had an accumulated deficit of $43,010,566 since inception and expects to incur further losses in the development of its business, all of which casts substantial doubt upon the Company’s ability to continue as a going concern and, therefore, that it may be unable to realize its assets and discharge its liabilities in the normal course of business.

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

For the years ended April 30, 2019 and 2018

(Expressed in US dollars except where otherwise indicated)

Cash

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. As at April 30, 2019 and 2018, the Company had no cash equivalents.

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

For significant development projects, interest is capitalized as part of the historical cost of developing and constructing assets in accordance with ASC 835-20. Interest is capitalized until the asset is ready for service. Capitalized interest is determined by multiplying the Company’s weighted-average borrowing cost on general debt by the average amount of qualifying costs incurred. Once an asset subject to interest capitalization is completed and placed in service, the associated capitalized interest is expensed through depletion or impairment.

I-Minerals Inc.

Notes to the Consolidated Financial Statements

For the years ended April 30, 2019 and 2018

(Expressed in US dollars except where otherwise indicated)

Debt Issuance Costs

Debt issuance costs paid to the purchaser of the debt are considered to be a reduction of the debt proceeds and a component of debt discount. Subsequently, the costs comprising this debt discount are amortized as financing fees over the term of the promissory notes using the effective interest method. During the year ended April 30, 2019, the Company amortized financing fees totaling $281,800 (2018 – $455,014).

Financial Instruments and Fair Value Measures

The book value of cash, receivables, accounts payable and accrued liabilities approximate their fair values due to the immediate or short-term maturity of those instruments. The fair value hierarchy under US GAAP is based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

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

The Company’s promissory notes are based on Level 2 inputs in the ASC 820 fair value hierarchy. The Company calculated the fair value of these instruments by discounting future cash flows using rates representative of current borrowing rates. At April 30, 2019, the promissory notes had a fair value of $22,602,379 (2018 – $17,797,330).

The Company had certain Level 3 liabilities required to be recorded at fair value on a recurring basis in accordance with US GAAP as at April 30, 2019 and 2018. As at April 30, 2019, the Company’s Level 3 liabilities consisted of the warrants issued in connection with the Company’s offering of equity units in a private placement and warrants issued as financing fees as well as the grant of share purchase options to non-employees.

The resulting Level 3 liabilities have no active market and are required to be measured at their fair value each reporting period based on information that is unobservable.

A summary of the Company’s Level 3 liabilities for the years ended April 30, 2019 and 2018 is as follows:

	2019 $	2018 $

Warrants (Note 6)

Beginning fair value	95,570	742,583
Issuance	1,602	24,666
Change in fair value	(97,172)	(671,679)
Ending fair value	-	95,570

Non-employee options (Note 7(c))

Beginning fair value	205,120	446,354
Transfer value on exercise	(23,040)	-
Fair value of options granted	-	99,959
Fair value of options on vesting	3,502	66,796
Change in fair value	(179,391)	(407,989)
Ending fair value	6,191	205,120

Total Level 3 liabilities	6,191	300,690

I-Minerals Inc.

Notes to the Consolidated Financial Statements

For the years ended April 30, 2019 and 2018

(Expressed in US dollars except where otherwise indicated)

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment). There were no assets or liabilities measured at fair value on a nonrecurring basis during the years ended April 30, 2019 and 2018.

Earnings (Loss) Per Share

The basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. For the year ended April 30, 2019, loss per share excludes 6,679,097 (2018 – 10,514,033) potentially dilutive common shares (related to outstanding options and warrants as well as shares committed to be issued pursuant to the Fifth Promissory Notes) as their effect was anti-dilutive.

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

I-Minerals Inc.

Notes to the Consolidated Financial Statements

For the years ended April 30, 2019 and 2018

(Expressed in US dollars except where otherwise indicated)

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

Leases

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

I-Minerals Inc.

Notes to the Consolidated Financial Statements

For the years ended April 30, 2019 and 2018

(Expressed in US dollars except where otherwise indicated)

The ASU will be effective for the Company’s annual and interim periods beginning May 1, 2019, with early adoption permitted, and is applicable on a modified retrospective basis with various optional practical expedients. The Company expects an increase in assets and liabilities on adoption of ASU No. 2018-01.

Fair Value Measurements

In August 2018, the FASB issued ASU No. 2018-13, "Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement" which adds the disclosure of the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. Certain alternatives apply. This ASU is effective for interim and annual reporting periods beginning after December 15, 2019. The Company is assessing the impact of this standard.

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

In May 2017, the Idaho Department of Lands accepted our operation and reclamation plan. Together with a water rights permit from the Idaho Department of Water Resources, we were able to proceed with development and construction of the mine, subject to obtaining sufficient financing. As a result, Management made the decision to begin capitalizing all development expenditures directly related to the Helmer-Bovill Property. In February 2019, the Company determined that the Feasibility Study should be considered non-current and accordingly, the Company has returned to the evaluation stage for accounting purposes.

$

Balance at April 30, 2017	305,850

Engineering and consulting	289,307
Metallurgy	246,679
Permitting and environmental	115,730
Licenses and fees	18,470
Interest on Promissory Notes	85,861
Other direct costs	84,009
840,056

Balance at April 30, 2018	1,145,906

Engineering and consulting	177,820
Metallurgy	263,056
Permitting and environmental	17,684
Interest on Promissory Notes	207,266
Other direct costs	80,678
746,504

Balance at April 30, 2019	1,892,410

I-Minerals Inc.

Notes to the Consolidated Financial Statements

For the years ended April 30, 2019 and 2018

(Expressed in US dollars except where otherwise indicated)

4.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES:

	April 30, 2019 $	April 30, 2018 $

Trade payables	150,766	314,343
Amounts due to related parties (Note 9)	190,480	268,801
Interest payable on promissory notes (Note 5)	1,123,478	891,977

Total accounts payable and accrued liabilities	1,464,724	1,475,121

5.	PROMISSORY NOTES:

	April 30, 2019 $	April 30, 2018 $

Third promissory notes	20,908,690	18,053,412
Fourth promissory notes	-	187,443
Fifth promissory notes	1,776,847	-

Total promissory notes	22,685,537	18,240,855

First, Second and Third Promissory Notes

On September 13, 2013, January 27, 2014 and December 4, 2014, the Company entered into agreements with a company controlled by a director of the Company (the “Lender”) pursuant to which $5,787,280 was advanced to the Company in tranches (the “First Promissory Notes”). On February 18, 2015 and December 1, 2015, the Company entered into agreements with the Lender pursuant to which $5,457,000 was advanced to the Company in tranches (the “Second Promissory Notes”). On June 1, 2016, October 25, 2017, January 19, 2018 and March 30, 2018, the Company entered into agreements with the Lender pursuant to which $4,045,000 was advanced to the Company in tranches (the “Third Promissory Notes”). In addition, the First Promissory Notes and the Second Promissory Notes were amended and combined with the Third Promissory Notes with a modified maturity date of March 31, 2019 (now October 31, 2019).

On October 25, 2017, the Company entered into an amending agreement with the Lender to extend the maturity date of the outstanding Promissory Notes from December 2, 2017 to March 31, 2019. In consideration for the extension, the Company agreed to pay a 1% extension fee in the amount of $168,152 with the fee deemed as advances (not subject to bonus shares or bonus warrants). On March 27, 2019, an amending agreement was entered into extending the maturity date of the Promissory Notes from March 31, 2019 to June 30, 2019 for no consideration. Subsequent to April 30, 2019, the Third Promissory Notes maturity date was extended to October 31, 2019 for no consideration.

In accordance with the guidance of ASC 470-50 and ASC 470-60, the Company determined that the October 25, 2017 and March 27, 2019 agreements resulted in debt modifications, not debt extinguishments or troubled debt restructurings. The aggregate finance fees relating to the promissory notes are being amortized to the Statement of Loss over the revised life of the promissory notes using the effective interest method.

I-Minerals Inc.

Notes to the Consolidated Financial Statements

For the years ended April 30, 2019 and 2018

(Expressed in US dollars except where otherwise indicated)

As at April 30, 2018, the Company had received $3,640,000 in advances pursuant to the Third Promissory Notes. During the year ended April 30, 2019, the Company received the final $405,000 in advances.

Certain conditions may result in early repayment including immediate repayment in the event a person currently not related to the Company acquires more than 40% of the outstanding common shares of the Company.

The Third Promissory Notes bear interest at the rate of 12% per annum and during the year ended April 30, 2019, the Company recorded interest of $2,409,966 (2018 - $1,976,595), of which $207,266 was capitalized to mineral property interest (2018 - $85,861) and $2,202,700 (2018 - $1,890,734) was expensed. Interest is payable semi-annually as calculated on May 31st and November 30th of each year. Interest is to be paid either in cash, in common shares or deemed an advance of principal at the option of the Lender. As part of the Third Promissory Notes agreement dated June 1, 2016, interest payable of $640,130 was transferred to the promissory notes balance as a deemed advance. This balance transferred was not subject to bonus shares or bonus warrants. The $640,130 of interest was for the period from December 1, 2015 to May 31, 2016. The lender also elected to have interest payable from June 1, 2016 to November 30, 2018 of $4,811,128 deemed as advances (not subject to bonus shares or bonus warrants).

The Company and the Lender agreed that the Lender was to receive bonus shares equal to 7.5% of each loan tranche advanced under the Second and Third Promissory Notes divided by the Company’s common share market price. In addition, the Company issued the Lender an equal number of share purchase warrants for each loan tranche advanced. Each bonus share purchase warrant entitled the Lender to purchase one common share of the Company at a price equal to the greater of (a) the market price of the Company’s common shares on the date of the advance and (b) the volume weighted average price of the Company’s common shares over the twenty trading days immediately prior to the date of the advance. The bonus share purchase warrants expired on December 31, 2018.

During the year ended April 30, 2019, the Company issued 361,657 bonus shares to the Lender at the fair value of $81,000, based on their quoted market price at the date the advances were received, including 221,673 shares having a fair value of $50,625 that the Company had committed to issue as at April 30, 2018. At April 30, 2019, the Company was committed to issuing an additional 1,054,097 bonus shares to the Lender at the fair value of $106,858. The fair value of the bonus shares was determined by reference to the trading price of the Company’s common shares on the date the advances were received.

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

The fair value of 139,984 bonus share purchase warrants committed to be issued (based on advances received during the period) during the year ended April 30, 2019 of $1,602 was estimated using the Black-Scholes option pricing model with the following weighted average assumptions: stock price – CAD$0.239; exercise price – CAD$0.290; expected risk-free interest rate – 0.73%; expected life – 0.57 years; expected volatility – 43% and expected dividend rate – 0%.

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

The aggregate finance fees (bonus shares and bonus warrants) are recorded against the promissory notes balance and are being amortized to the Statement of Loss over the life of the promissory notes using the effective interest method. The accretion expense in respect of the debt discount recorded on the issuance of bonus shares and warrants totalled $227,968 for the year ended April 30, 2019 (2018 - $444,394). The unamortized debt discount as at April 30, 2019 is $nil (2018 – $195,991).

I-Minerals Inc.

Notes to the Consolidated Financial Statements

For the years ended April 30, 2019 and 2018

(Expressed in US dollars except where otherwise indicated)

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

On January 22, 2019, the Company issued 1,882,503 common shares at the fair value of $155,229 as full settlement of CAD$283,699 ($212,989) of principal and accrued interest, resulting in a gain on debt settlement of $57,760.

During the year ended April 30, 2018, the Company issued 55,572 common shares at the fair value of $14,005 pursuant to the settlement of $20,630 of interest payable.

During the year ended April 30, 2019, the Company recorded interest of $16,233 (2018 - $26,652). The aggregate finance fees (bonus shares and bonus warrants) were recorded against the Fourth Promissory Notes balance and were being amortized to the Statement of Loss over the life of the Fourth Promissory Notes using the effective interest method. The accretion expense in respect of the debt discount totalled $7,322 for the year ended April 30, 2019 (2018 - $10,620).

Fifth Promissory Notes

On September 11, 2018, the Company entered into a Loan Agreement the Lender pursuant to which up to $2,500,000 will be advanced to the Company in tranches (the “Fifth Promissory Notes”).

As at April 30, 2019, the Company had received $1,820,000 in advances pursuant to the Fifth Promissory Notes. Subsequent to April 30, 2019, the Company received an additional $245,000 in advances (Note 12).

The Fifth Promissory Notes bear interest at the rate of 14% per annum payable semi-annually as calculated on May 31st and November 30th of each year. Interest is to be paid either in cash, in common shares or deemed an advance of principal at the option of the Lender. During the year ended April 30, 2019 the Company recorded interest of $102,686. The lender elected to have interest payable of $17,195 from September 11, 2018 to November 30, 2018 deemed as advances (not subject to bonus shares).

The Company and the Lender agreed that the Lender is to receive bonus shares equal to 6% of each loan tranche advanced under the Fifth Promissory Notes divided by the Company’s common share market price. The Fifth Promissory Notes are due on or before December 31, 2019.

At April 30, 2019, the Company was committed to issuing 1,054,097 bonus shares to the Lender at the fair value of $106,858. The fair value of the bonus shares was determined by reference to the trading price of the Company’s common shares on the date the advances were received.

The aggregate finance fees (bonus shares) are recorded against the promissory notes balance and are being amortized to the Statement of Loss over the life of the promissory notes using the effective interest method. The accretion expense in respect of the debt discount recorded on the issuance of bonus shares totalled $46,511 for the year ended April 30, 2019 (2018 - $nil). The unamortized debt discount as at April 30, 2019 is $60,348 (2018 – $nil).

I-Minerals Inc.

Notes to the Consolidated Financial Statements

For the years ended April 30, 2019 and 2018

(Expressed in US dollars except where otherwise indicated)

The Third Promissory Notes and the Fifth Promissory Notes are collateralized by the Company’s Helmer-Bovill Property.

The following table outlines the estimated cash payments required, by calendar year, in order to repay the principal balance of the Third Promissory Notes and the Fifth Promissory Notes:

2018 $	2019 $	2020 $	2021 $	2022 $	Total $
-	22,745,885	-	-	-	22,745,885

6.	WARRANT LIABILITIES:

The Company had share purchase warrants exercisable into common shares at an exercise price denominated in Canadian dollars. As a variable amount of US dollars were exercisable into a fixed number of common shares, the share purchase warrants were classified as derivative liabilities.

The Company recorded the fair value of the share purchase warrants in accordance with ASC 815, “Derivatives and Hedging”. The Company used the Black-Scholes option pricing model to calculate the fair values of the derivative liabilities. The fair value of the derivative liability was revalued on each balance sheet date with corresponding gains and losses recorded in the consolidated statement of loss. All of the warrants expired during the year ended April 30, 2019.

$

Balance, April 30, 2017	742,583

Bonus warrants issuable pursuant to promissory notes (Note 5)	24,666
Change in fair value of warrant derivatives	(671,679)

Balance, April 30, 2018	95,570

Bonus warrants issuable pursuant to promissory notes (Note 5)	1,602
Change in fair value of warrant derivatives	(97,172)

Balance, April 30, 2019	-

7.	SHARE CAPITAL:

Common shares

a)	Authorized:

Unlimited number of common shares, without par value.

The holders of common shares are entitled to receive dividends which are declared from time to time, and are entitled to one vote per share at meetings of the Company. All shares are ranked equally with regards to the Company’s residual assets.

b)	Stock transactions:

During the year ended April 30, 2019, the Company completed the following stock transactions:

i)	On July 30, 2018, the Company issued 600,000 common shares on the exercise of stock options with an exercise price of CAD$0.10 per common share resulting in gross proceeds of CAD$60,000 ($46,085).

I-Minerals Inc.

Notes to the Consolidated Financial Statements

For the years ended April 30, 2019 and 2018

(Expressed in US dollars except where otherwise indicated)

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

The Company has granted stock options under the terms of its Stock Option Plan (the “Plan”). The Plan provides that the directors of the Company may grant options to purchase common shares to directors, officers, employees and service providers of the Company on terms that the directors of the Company may determine are within the limitations set forth in the Plan. The maximum number of shares available under the Plan is limited to 10% of the issued common shares. The maximum term of stock options is ten years. All stock options vest on the date of grant, unless otherwise stated. As at April 30, 2019, the Company had 3,642,612 stock options available for grant pursuant to the Plan (2018 - 2,578,196).

The Company’s stock options outstanding as at April 30, 2019 and 2018 and the changes for the years then ended are as follows:

	Number Outstanding	Weighted Average Exercise Price (in CAD$)

Balance, outstanding at April 30, 2017	6,555,000	0.22
Granted	1,000,000	0.25
Expired	(1,150,000)	0.25

Balance outstanding at April 30, 2018	6,405,000	0.22
Granted	1,450,000	0.25
Exercised	(600,000)	0.10
Expired	(1,630,000)	0.17

Balance outstanding at April 30, 2019	5,625,000	0.26

Balance exercisable at April 30, 2019	4,275,000	0.26

I-Minerals Inc.

Notes to the Consolidated Financial Statements

For the years ended April 30, 2019 and 2018

(Expressed in US dollars except where otherwise indicated)

Summary of stock options outstanding at April 30, 2019:

Security	Number Outstanding	Number Exercisable	Exercise Price (CAD$)	Expiry Date	Remaining Contractual Life (years)

Stock options	300,000	300,000	0.25	(2)May 23, 2019	0.06
Stock options	1,975,000	1,975,000	0.25	January 29, 2020	0.75
Stock options	200,000	200,000	0.25	August 4, 2020	1.27
Stock options	300,000	300,000	0.30	July 21, 2021	2.23
Stock options	400,000	400,000	0.30	November 3, 2021	2.52
Stock options	1,000,000	1,000,000	0.25	April 20, 2022	2.98
Stock options	(1)1,450,000	(1)100,000	0.25	August 9, 2023	4.28
Notes:
(1)	1,250,000 stock options vest on the completion of certain milestones including equity financing, project financing, mine construction and achieving commercial production. 200,000 stock options vest as to 25% every three months from the date of grant.
(2)	Subsequent to April 30, 2019, these stock options expired unexercised.

The weighted average grant date fair value of stock options granted during the year ended April 30, 2019 of CAD$0.09 (2018 – CAD$0.13) was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	2019	2018

Stock price (CAD$)	0.20	0.25
Exercise price (CAD$)	0.25	0.25
Risk-free interest rate (%)	1.6	1.6
Expected life (years)	5.0	4.0
Expected volatility (%)	58	66
Expected dividends ($)	Nil	Nil

Expected volatility was determined by reference to the historical volatility of the Company’s common shares trading on the TSX Venture Exchange.

Non-Employee Stock Options

In accordance with the guidance of ASC 815-40-15, stock options awarded to non-employees that are fully vested and exercisable in Canadian dollars are required to be accounted for as derivative liabilities because they are considered not to be indexed to the Company’s stock due to their exercise price being denominated in a currency other than the Company’s functional currency. Stock options awarded to non-employees that are not vested are accounted for as equity awards until the terms associated with their vesting requirements have been met. As at April 30, 2019, there were 100,000 (2018 – nil) non-employee stock option awards that had not yet vested.

I-Minerals Inc.

Notes to the Consolidated Financial Statements

For the years ended April 30, 2019 and 2018

(Expressed in US dollars except where otherwise indicated)

The non-employee stock options are accounted for at their respective fair values and are summarized as follows for the years ended April 30, 2019 and 2018:

	2019 $	2018 $

Fair value of non-employee options, beginning of the year	205,120	446,354
Transfer value on exercise of options	(23,040)	-
Fair value of options granted	-	99,959
Fair value of options on vesting	3,502	66,796
Change in fair value of non-employee stock options during the year	(179,391)	(407,989)

Fair value of non-employee options, end of the year	6,191	205,120

The Company determined the fair value of its non-employee stock options as at April 30, 2019 and 2018 using the Black-Scholes option pricing model with the following weighted average assumptions:

	2019	2018

Stock price (CAD$)	0.07	0.26
Exercise price (CAD$)	0.26	0.23
Risk-free interest rate (%)	1.52	1.07
Expected life (years)	2.23	1.86
Expected volatility (%)	64	49
Expected dividends ($)	Nil	Nil

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

As at April 30, 2019, the unamortized compensation cost of options is $94,372 and the intrinsic value of options expected to vest is $nil.

Share-based payments are classified in the Company’s Statement of Loss during the years ended April 30, 2019 and 2018 as follows:

	2019 $	2018 $
Management and consulting fees	4,434	108,591
	4,434	108,591

d)	Share purchase warrants:

A summary of fully-exercisable share purchase warrants as at April 30, 2019 and 2018 and the changes for the years then ended are as follows:

	Number Outstanding	Weighted Average Exercise Price (CAD$)
Balance at April 30, 2017	4,349,932	0.31
Issued	537,428	0.34

Balance at April 30, 2018	4,887,360	0.32
Issued	139,984	0.29
Expired	(5,027,344)	0.31
Balance at April 30, 2019	-	-

I-Minerals Inc.

Notes to the Consolidated Financial Statements

For the years ended April 30, 2019 and 2018

(Expressed in US dollars except where otherwise indicated)

8.	INCOME TAXES:

A reconciliation of the income tax provision computed at statutory rates to the reported income tax provision for the years ended April 30, 2019 and 2018 is as follows:

	2019 $	2018 $

Statutory tax rate	27%	26.33%

Loss before income taxes	(3,709,657)	(2,683,649)

Expected income tax recovery	(1,002,000)	(707,000)
Increase (decrease) in income tax recovery resulting from:
Derivative liability	(73,000)	(284,000)
Other permanent differences	76,000	149,000
Share issue costs	-	(31,000)
Effect of change in statutory rate and other	(19,000)	2,870,000
Foreign income taxed at foreign rates	66,000	(26,000)
Impact of under provision in previous year	(120,000)	(199,000)
Change in valuation allowance	1,072,000	(1,772,000)

Income tax recovery (expense)	-	-

As a result of tax legislation enacted in the U.S. at the end of 2017, the federal U.S. corporate tax rate applicable to years subsequent to 2017 was substantially reduced. The Company recorded deferred income tax expense in respect of its U.S. operations during the year ended April 30, 2019 using the federal rate of 21% (2018 – 21%).

The Company also revalued its deferred tax assets in respect of its Canadian operations to reflect the increase in the Canadian corporate income tax rate to 27% (2018 – 26.33%) for years subsequent to 2017. There was no impact on tax expense as a full valuation allowance is provided for the deferred tax assets.

The significant components of the Company’s deferred income tax assets and liabilities after applying enacted corporate tax rates as at April 30, 2019 and 2018 are as follows:

I-Minerals Inc.

Notes to the Consolidated Financial Statements

For the years ended April 30, 2019 and 2018

(Expressed in US dollars except where otherwise indicated)

	2019 $	2018 $

Deferred income tax assets / (liabilities)
Operating losses carried forward	8,836,000	7,505,000
Resource property	581,000	789,000
Share issuance costs	63,000	111,000
Other	19,000	22,000
Valuation allowance	(9,499,000)	(8,427,000)

Net deferred income tax assets	-	-

At April 30, 2019, the Company has accumulated non-capital losses $16,500,000 (2018 - $13,401,000) in Canada and net operating losses of $20,863,000 (2017 - $18,509,000) in the USA, which are available to carryforward and offset future years’ taxable income. Losses arising before January 1, 2018 will expire in various amounts from 2022 to 2038 and will offset 100% of taxable income. As a result of tax legislation enacted in the U.S. at the end of 2017, net operating losses in the US arising in tax year beginning after December 31, 2017 can be carried forward indefinitely instead of 20 years and carrybacks are no longer permitted. However, the net operating loss carryforward is limited and can only offset 80% of taxable income.

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

At April 30, 2019, the Company does not have an accrual relating to uncertain tax positions. It is not anticipated that unrecognized tax benefits would significantly increase or decrease within 12 months of the reporting date.

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

During the year ended April 30, 2019, management and consulting fees of $96,000 (2018 - $96,000) were charged by RJG Capital Corporation, a wholly-owned company of W. Barry Girling, Director. Wayne Moorhouse, Director, charged $8,524 (2018 - $2,491) in management and consulting fees. Gary Childress, Director, charged $5,609 (2018 - $nil) in management and consulting fees. $20,220 (2018 - $21,871) was charged by Malaspina Consultants Inc. for the services of Matt Anderson, CFO, and are included in professional fees.

Included in accounts payable and accrued liabilities are amounts owed to directors or officers or companies controlled by them. As at April 30, 2019, the amount was $190,480 (2018– $268,801). All amounts are non-interest bearing, unsecured, and due on demand.

The promissory notes received from a company controlled by a director (Notes 4, 5 and 12) are related party transactions.

I-Minerals Inc.

Notes to the Consolidated Financial Statements

For the years ended April 30, 2019 and 2018

(Expressed in US dollars except where otherwise indicated)

10.	SEGMENT DISCLOSURES:

The Company considers its business to comprise a single operating segment being the exploration and development of its resource property. Substantially all of the Company’s long-term assets and operations are located in Latah County, Idaho.

11.	NON-CASH TRANSACTIONS:

Investing and financing activities that affect recognized assets or liabilities but that do not result in cash receipts or cash payments are excluded from the consolidated statements of cash flows. During the year ended April 30, 2019, the following transactions were excluded from the consolidated statement of cash flows:

a)	The commitment to issue 1,194,081 common shares at the fair value of $137,233 and 139,984 warrants at the fair value of $1,602 pursuant to the promissory notes;

b)	The transfer of $2,271,482 of interest payable on the Third and Fifth Promissory Notes from accounts payable and accrued liabilities to promissory notes;

c)	The Company issued 1,882,503 common shares with a fair value of $155,229. The common shares were issued as settlement of principal and accrued interest pursuant to the Fourth Promissory Notes; and,

d)	Deferred mineral property expenditures of $57,744 included in accounts payable and accrued liabilities at April 30, 2019, less $140,561 included in accounts payable at April 30, 2018 (net inclusion of $82,817).

During the year ended April 30, 2018, the following transactions were excluded from the consolidated statement of cash flows:

a)	The commitment to issue 537,428 common shares at the fair value of $136,875 and 537,428 warrants at the fair value of $24,666 pursuant to the promissory notes; and,

b)	Deferred mineral property expenditures of $140,561 included in accounts payable and accrued liabilities at April 30, 2018.

12.	SUBSEQUENT EVENTS:

Subsequent to April 30, 2019:

i)	The Company received $245,000 of Fifth Promissory Notes;

ii)	300,000 stock options expired unexercised; and,

iii)	The Third Promissory Note maturity date was extended from June 30, 2019 to October 31, 2019 for no consideration.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of April 30, 2019 (the “Evaluation Date”). This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the Evaluation Date.

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

Changes in Internal Control Over Financial Reporting

As of the Evaluation Date, there were no changes in our internal control over financial reporting that occurred during the fiscal year ended April 30, 2019 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth the name and positions of our executive officers and directors as of the date hereof.

Name	Age	Positions
John Theobald	62	Chief Executive Officer, President, and Director
Matthew Anderson	36	Chief Financial Officer
Allen L. Ball	74	Director
W. Barry Girling	59	Director
Gary Childress	71	Director
Wayne Moorhouse	55	Director

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

Matthew Anderson has been our Chief Financial Officer since July 2011.Mr. Anderson holds a Bachelor of Commerce degree from McGill University and obtained his Chartered Professional Accountant designation in 2008 while articling at a large accounting firm. Matt is a Managing Director with Malaspina Consultants Inc., a private company that provides accounting and administrative infrastructure to junior public companies. He has worked with Malaspina Consultants Inc. since July 2009.  He serves or has served as CFO of several junior public companies.

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

W. Barry Girling has been a director since March 2002 and in March 2018 was appointed Senior Vice-President. Mr. Girling has been active in various aspects of mineral exploration since 1977. He couples his geological understanding with a B.Com. (Finance) degree to provide consulting services to a number of TSX Venture Exchange companies. He has strong capital markets experience gained as a founder and director of Foundation Resources Inc. and Search Minerals Inc and was a director of Roxgold Inc. from August 2006 through September 2102 completed the re-organization of Roxgold Inc. and the acquisition of its Burkina Faso gold properties. Aside from I-Minerals Inc., Mr. Girling was from November 2012 President and CEO of Birch Hill Gold Corporation until it amalgamated with Canoe Mining Ventures in June of 2014, Kiska Metals Inc. until March 2017 and continues to serve as a director of Zinc One Resources Inc., Silver One Resources Inc. SantaCruz Silver Mining Inc. and Ironwood Capital Inc.

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

Wayne Moorhouse has been a director since January 6, 2014. Mr. Moorhouse has extensive experience with public companies and has acted as the CFO, corporate secretary or president of a number of TSX and TSX Venture listed resource companies and their subsidiaries.  In particular, Mr. Moorhouse served as CFO and corporate secretary of Genco Resources Ltd., a former TSX company that had a producing silver-gold property in Mexico, from June 2003 to October 2010, and as a special advisor to Silvermex Resources Ltd., a company listed on the TSX that was in process of developing advanced stage silver projects, from November 2010 to December 2011.  Between January 2012 and September 2013, Mr. Moorhouse served as CFO of Roxgold Inc, a company listed on the TSX Venture Exchange engaged in the exploration of a gold property in Burkina Faso.  Currently, Mr. Moorhouse is CFO of Midnight Sun Mining Corp., a company listed on the TSX Venture Exchange engaged in the exploration of properties in Africa.

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

Other Significant Employees

We have two significant employees as follows:

Gary L. Nelson (B.S. Metallurgical Engineering)has been ourManager, Metallurgical Operations since September 2007. Mr. Nelson oversees all metallurgical work from both the Kelly's Basin and Primary Clay deposits. He works closely with the engineering consultants in the all economic assessments with a focus on material balances and process facility design. Mr. Nelson has over thirty years of diverse expertise with an emphasis on industrial minerals including economic modeling, project / process development, operations start-up, marketing and market development and environmental reporting. Mr. Nelson is charged with the task of overseeing the completion of the ongoing feasibility study on the Helmer-Bovill property and ultimately the design and procurement of the production facility.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than ten percent of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Based on our review of the copies of such forms received by it, we believe that during the fiscal year ended April 30, 2019 all such filing requirements were complied with other than the following.

Name and Principal Position	Number of Late InsiderReports	Transactions Not Timely Reported	Known Failures to File a Required Form
Allen L. Ball Director and 10% Holder	None	Two	Two
BV Natural Resources LLC 10% Holder	None	One	One
W. Barry Girling Director	None	One	One

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

SUMMARY COMPENSATION TABLE
Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(3)	Non-Equity Incentive Plan Compen-sation ($)	Nonqualified Deferred Compen-sation Earnings ($)	All Other Compen-sation ($)	Total ($)
John Theobald(1) President, CEO & Director	2019	150,000	-	-	85,090	-	-	-	235,090
	2018	25,000	-	-	-	-	-	-	25,000
Matthew Anderson(2) CFO	2019	20,220	-	-	-	-	-	-	20,220
	2018	21,871	-	-	-	-	-	-	21,871

Notes:

(1)	Mr. John Theobald became the President and CEO of the Company in March 2018. Mr. Theobald has an employment agreement dated March 1, 2018, pursuant to which he is paid a salary of $12,500 per month.
(2)	Mr. Anderson is compensated pursuant to the terms of his consulting agreement dated October 1, 2011, pursuant to which he is paid an hourly rate. Mr. Anderson’s consulting agreement may be terminated on sixty days’ written notice.
(3)	The determination of non-cash value of option awards is based upon the grant date fair value determined using the Black-Scholes Option pricing model.

Outstanding Equity Awards At Fiscal Year End

The following table provides information concerning unexercised options for each of our named executive officers, as that term is defined in Item 402(m)(2) of Regulation S-K as of our fiscal year end of April 30, 2019.

Name and Principal Position	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price (CAD$)	Option Expiration Date
JOHN THEOBALD Chief Executive Officer, President and Director	300,000 1,250,000	- 1,250,000	- -	0.30 0.25	07/21/2021 08/09/2023
MATTHEW ANDERSON Chief Financial Officer	150,000	-	-	0.10	07/30/2018
	100,000	-	-	0.25	01/29/2020

Director Compensation

The following table sets forth the compensation paid to our directors during our April 30, 2019 fiscal year, other than directors who were also named executive officers as that term is defined in Item 402(m)(2). Compensation paid to directors who were also named executive officers during our April 30, 2019 fiscal year is set out in the tables above.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)(4)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Allen L. Ball	-	-	-	-	-	-	-
W. Barry Girling(1)	-	-	-	-	-	96,000	96,000
Gary Childress	5,609	-	-	-	-	-	5,609
Wayne Moorhouse(2)	14,063	-	-	-	-	-	14,063

Notes:

(1)	Management and consulting fees of $96,000 were charged by RJG Capital Corporation, a wholly-owned company of Mr. Girling.
(2)	Mr. Childress is compensated at a rate of CAD$4,500 per quarter for being a member of the Audit Committee.
(3)	Mr. Moorhouse is compensated at a rate of CAD$5,500 per quarter for acting as Chair of the Audit Committee.
(4)	Consulting fees of $62,913 were charged by Erimus Management Ltd., a wholly-owned company of Mr. Theobald. These fees were charged prior to Mr. Theobald being appointed CEO.
(5)	The determination of non-cash value of option awards is based upon the grant date fair value determined using the Black-Scholes Option pricing model.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information concerning the number of common shares owned beneficially as of July 24, 2019 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors, (iii) each of our named executive officers; and (iv) officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Common Shares(1)
Directors and Officers
Common Shares	JOHN THEOBALD Chief Executive Officer, President and Director	1,550,000 Common Shares(2) Direct	1.6%
Common Shares	MATTHEW ANDERSON Chief Financial Officer	250,000 Common Shares(3) Direct	0.3%
Common Shares	ALLEN L. BALL Director	35,794,799 Common Shares(4) Direct	38.5%
Common Shares	W. BARRY GIRLING Director	1,823,007 Common Shares(5) Direct	2.0%
Common Shares	GARY CHILDRESS Director	150,000 Common Shares(6) Direct	0.2%
Common Shares	WAYNE MOORHOUSE Director	150,000 Common Shares(7) Direct	0.2%
	All Officers and Directors as a Group (6 persons)	39,717,806 Common Shares	42.7%
5% Shareholders
Common Shares	ALLEN L. BALL 6465 South 5th West, Idaho Falls, Idaho 83404	35,794,799 (4) Common Shares Direct	38.5%

Notes:

(1)	Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of our shares actually outstanding on July 29, 2019. As of July 29, 2019, there were 92,676,115 common shares issued and outstanding.
(2)	The number of shares listed as beneficially owned by Mr. Theobald consists of (i) an option to purchase 300,000 common shares at a price of CAD$0.30 per share until July 21, 2021 and (ii) an option to purchase 1,250,000 common shares at a price of CAD$0.25 per share until August 9, 2023.
(3)	The number of shares listed as beneficially owned by Mr. Anderson consists of (i) 150,000 common shares held directly by Mr. Anderson and (ii) an option to purchase 100,000 common shares at a price of CAD$0.25 per share until January 29, 2020.
(4)	The number of shares listed as beneficially owned by Mr. Ball consists of: (i) 250,500 common shares held directly by Mr. Ball, (ii) 1,382,500 common shares through family trusts, (iii) 33,961,799 common shares held by BV Naturally Resources LLC and (iv) an option to purchase 200,000 common shares at a price of CAD$0.25 per share until January 29, 2020 held directly by Mr. Ball.
(5)	The number of shares listed as beneficially owned by Mr. Girling consists of: (i) 1,523,007 common shares and (ii) an option to purchase 300,000 common shares at a price of CAD$0.25 per share until January 29, 2020.
(6)	The number of shares listed as beneficially owned by Mr. Childress consists of (i) an option to purchase 150,000 common shares at a price of CAD$0.25 per share until January 29, 2020.
(7)	The number of shares listed as beneficially owned by Mr. Moorhouse consists of (i) an option to purchase 150,000 common shares at a price of CAD$0.25 per share until January 29, 2020.

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

Compensation Arrangements

See “Executive Compensation – Summary Compensation Table” and “Executive Compensation – Director Compensation”.

Indebtedness

As at April 30, 2019, we recorded accounts payable and accrued liabilities of $190,480 (2018 - $268,801) in connection with amounts owed to our directors, an officer and a former director.  At April 30, 2019, we owed Wayne Moorhouse, Director, $2,980, John Theobald, CEO, $12,500 and Ball Ventures, LLC, a company controlled by Allen L. Ball, $175,000.  April 30, 2018, we owed Wayne Moorhouse, Director, $4,150, Tom Conway, former CEO and Director, $68,617, Erimus Management Ltd, a company controlled by John Theobald, CEO, $5,585, John Theobald, CEO and Director, $15,449 and Ball Ventures, LLC, a company controlled by Allen L. Ball, $175,000.  All amounts are non- interest bearing, unsecured, and due on demand.

Loan Agreements with Directors

First, Second and Third Promissory Notes

On September 13, 2013, January 27, 2014 and December 4, 2014, the Company entered into agreements with BV Lending LLC, a company controlled by Allen L. Ball, a director of our Company (the “Lender”) pursuant to which $5,787,280 was advanced to the Company in tranches (the “First Promissory Notes”).  On February 18, 2015 and December 1, 2015, the Company entered into agreements with the Lender pursuant to which $5,457,000 was advanced to the Company in tranches (the “Second Promissory Notes”).  On June 1, 2016, October 25, 2017, January 19, 2018 and March 30, 2018, the Company entered into agreements with the Lender pursuant to which $4,045,000 was advanced to the Company in tranches (the “Third Promissory Notes”).  In addition, the First Promissory Notes and the Second Promissory Notes were amended and combined with the Third Promissory Notes with a modified maturity date of March 31, 2019 (now October 31, 2019).

On October 25, 2017, the Company entered into an amending agreement with the Lender to extend the maturity date of the outstanding Promissory Notes from December 2, 2017 to March 31, 2019.  In consideration for the extension, the Company agreed to pay a 1% extension fee in the amount of $168,152 with the fee deemed as advances (not subject to bonus shares or bonus warrants).  On March 27, 2019, an amending agreement was entered into extending the maturity date of the Promissory Notes from March 31, 2019 to June 30, 2019 for no consideration.  Subsequent to April 30, 2019, the Third Promissory Notes maturity date was extended to October 31, 2019.

As at April 30, 2018, the Company had received $3,640,000 in advances pursuant to the Third Promissory Notes.  During the year ended April 30, 2019, the Company received the final $405,000 in advances.

Certain conditions may result in early repayment including immediate repayment in the event a person currently not related to the Company acquires more than 40% of the outstanding common shares of the Company.

The Third Promissory Notes bear interest at the rate of 12% per annum and during the year ended April 30, 2019, the Company recorded interest of $2,409,966 (2018 - $1,976,595), of which $207,266 was capitalized to mineral property interest (2018 - $85,861) and $2,202,700 (2018 - $1,890,734) was expensed.  Interest is payable semi-annually as calculated on May 31st and November 30th of each year.  Interest is to be paid either in cash, in common shares or deemed an advance of principal at the option of the Lender.  As part of the Third Promissory Notes agreement dated June 1, 2016, interest payable of $640,130 was transferred to the promissory notes balance as a deemed advance.  This balance transferred was not subject to bonus shares or bonus warrants.  The $640,130 of interest was for the period from December 1, 2015 to May 31, 2016.  The lender also elected to have interest payable from June 1, 2016 to November 30, 2018 of $4,811,128 deemed as advances (not subject to bonus shares or bonus warrants).

The Company and the Lender agreed that the Lender was to receive bonus shares equal to 7.5% of each loan tranche advanced under the Second and Third Promissory Notes divided by the Company’s common share market price.  In addition, the Company issued the Lender an equal number of share purchase warrants for each loan tranche advanced.  Each bonus share purchase warrant entitled the Lender to purchase one common share of the Company at a price equal to the greater of (a) the market price of the Company’s common shares on the date of the advance and (b) the volume weighted average price of the Company’s common shares over the twenty trading days immediately prior to the date of the advance.  The bonus share purchase warrants expired on December 31, 2018.

Fifth Promissory Notes

On September 11, 2018, the Company entered into a Loan Agreement the Lender pursuant to which up to $2,500,000 will be advanced to the Company in tranches (the “Fifth Promissory Notes”).

As at April 30, 2019, the Company had received $1,820,000 in advances pursuant to the Fifth Promissory Notes.  Subsequent to April 30, 2019, the Company received an additional $245,000 in advances.

The Fifth Promissory Notes bear interest at the rate of 14% per annum payable semi-annually as calculated on May 31st and November 30th of each year.  Interest is to be paid either in cash, in common shares or deemed an advance of principal at the option of the Lender.  During the year ended April 30, 2019 the Company recorded interest of $102,686.  The lender elected to have interest payable of $17,195 from September 11, 2018 to November 30, 2018 deemed as advances (not subject to bonus shares).

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

The following table sets forth the aggregate fees paid or accrued for professional services rendered by BDO for the audit of our annual financial statements for the years ended April 30, 2019 and 2018, and the aggregate fees billed for audit-related services and all other services rendered by BDO for those years.

	2019 $	2018 $

Audit fees	88,291	83,485
Tax fees	11,397	8,078
Other fees	-	13,210

Total	99,688	104,773

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

Reports of Independent Registered Public Accounting Firm
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Stockholders’ Equity
Consolidated Statements of Cash Flows
Notes to the Consolidated Financial Statements

(b)           Exhibits

3.1	Certificate of Continuation.(2)
3.2	Articles of Continuance.(2)
3.3	Certificate of Amendment.(2)
3.4	Articles of Amendment.(2)
3.5	By-Laws.(2)
10.1	Assignment Agreement with Contingent Right of Reverter dated August 10, 2002, between the Company, Idaho Industrial Minerals, LLC and Northwest Kaolin Inc.(2)
10.2	Amendment and Ratifications of Assignment Agreement with Contingent Right of Reverter dated August 10, 2005, between the Company, Idaho Industrial Minerals, LLC and Northwest Kaolin Inc.(2)
10.3	Second Amendment and Ratifications of Assignment Agreement with Contingent Right of Reverter dated August 10, 2005, between the Company, Idaho Industrial Minerals, LLC and Northwest Kaolin Inc.(2)
10.4	Third Amendment and Ratifications of Assignment Agreement with Contingent Right of Reverter dated August 10, 2008, between the Company, Idaho Industrial Minerals, LLC and Northwest Kaolin Inc.(2)
10.5	Fourth Amendment and Ratifications of Assignment Agreement with Contingent Right of Reverter dated January 1, 2010, between the Company, Idaho Industrial Minerals, LLC and Northwest Kaolin Inc.(2)
10.6	Employment Agreement dated April 1, 2013 between the Company and Thomas M. Conway.(2)
10.7	Loan Agreement dated September 13, 2013 between the Company and BV Lending LLC.(2)
10.8	Stock Option Plan.(1)
10.9	Sales Agreement dated April 28, 2014 between I-Minerals USA, Inc. and Pre-Mix, Inc.(2)
10.10	Loan Agreement dated February 18, 2015 between the Company and BV Lending LLC.(3)
10.11	Amendment Agreement dated December 1, 2015 between the Company and BV Lending LLC.(4)
10.12	Loan Agreement dated June 1, 2016 between the Company and BV Lending LLC. (5)
10.13	Amending Agreement dated October 25, 2017 between the Company and BV Lending LLC. (6)
10.14	Amending Agreement dated January 18, 2018 between the Company and BV Lending LLC. (7)
10.15	Amending Agreement dated March 30, 2018 between the Company and BV Lending LLC. (8)
10.16	Employment Agreement dated March 1, 2018 between the Company and John Theobald. (9)
10.17	Settlement Agreement dated August 3, 2018 between the Company and Thomas Conway. (9)
10.18	Loan Agreement dated September 11, 2018 between the Company and BV Lending LLC. (9)
10.19	Amending Agreement dated March 27, 2019 between the Company and BV Lending LLC
10.20	Amending Agreement dated June 28, 2019 between the Company and BV Lending LLC
31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (Rule 13a-14 and 15d-14 of the Exchange Act)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (Rule 13a-14 and 15d-14 of the Exchange Act)
32.1	Certification of Chief Executive Officer pursuant to pursuant to Section 1350 of Title 18 of the United States Code
32.2	Certification of Chief Financial Officer pursuant to pursuant to Section 1350 of Title 18 of the United States Code

Notes:

(1)	Filed as an exhibit to our Registration Statement on Form 10 filed with the SEC on November 17, 2014.
(2)	Filed as an exhibit to our Registration Statement on Form 10/A filed with the SEC on December 24, 2014.
(3)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on March 11, 2015.
(4)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on December 7, 2015.
(5)	Filed as an exhibit to our Form 10-Q filed with the SEC on September 14, 2016.
(6)	Filed as an exhibit to our Form 10-Q filed with the SEC on December 15, 2017.
(7)	Filed as an exhibit to our Form 10-Q filed with the SEC on March 14, 2018.
(8)	Filed as an exhibit to our Form 10-K filed with the SEC on August 3, 2018.
(9)	Filed as an exhibit to our Form 10-Q filed with the SEC on September 14, 2018.

 SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

I-MINERALS INC.

Date:	July 29, 2019	By:	/s/ John Theobald
JOHN THEOBALD
Chief Executive Officer and President
(Principal Executive Officer)

Date:	July 29, 2019	By:	/s/ Matthew Anderson
MATTHEW ANDERSON
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	July 29, 2019	By:	/s/ John Theobald
JOHN THEOBALD
Chief Executive Officer, President and Director

Date:	July 29, 2019	By:	/s/ Allen L. Ball
ALLEN L. BALL
Director

Date:	July 29, 2019	By:	/s/ W. Barry Girling
W. BARRY GIRLING
Director

Date:	July 29, 2019	By:	/s/ Gary Childress
GARY CHILDRESS
Director

Date:	July 29, 2019	By:	/s/ Wayne Moorhouse
WAYNE MOORHOUSE
Director