Form 10-Q
period 2019-10-31
I-Minerals Inc
filed 2019-12-16
CIK 1405663

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: October 31, 2019

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

As of December 13, 2019, the registrant had 92,676,115 outstanding shares of common stock.

I-Minerals Inc.
TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

I-Minerals Inc.

Condensed Interim Consolidated Financial Statements
For the six months ended October 31, 2019
(Unaudited - Expressed in US dollars)

I-Minerals Inc. Condensed Interim Consolidated Balance Sheets October 31, 2019 and April 30, 2019
(Unaudited - Expressed in US dollars) (Prepared in accordance with US GAAP)

	Notes	October 31, 2019 $	April 30, 2019 $
ASSETS
Current assets
Cash		34,106	241,721
Receivables		6,023	5,708
Prepaids		38,837	54,163
		78,966	301,592

Equipment		13,870	14,517
Mineral property interest and deferred development costs	3	1,892,410	1,892,410
Deposits		28,728	28,728

TOTAL ASSETS		2,013,974	2,237,247

LIABILITIES
Current liabilities
Accounts payable and accrued liabilities	4,7	1,769,101	1,464,724
Promissory notes	5	24,784,305	22,685,537
Derivative liabilities	2,6	4,868	6,191
		26,558,274	24,156,452

CAPITAL DEFICIT
Capital Stock
Authorized:
Unlimited common shares with no par value
Issued and fully paid: 92,676,115 (April 30, 2019 – 92,676,115)	6	19,118,229	19,118,229
Additional paid-in capital		1,865,342	1,866,274
Commitment to issue shares	5	106,858	106,858
Deficit		(45,634,729)	(43,010,566)
TOTAL CAPITAL DEFICIT		(24,544,300)	(21,919,205)

TOTAL LIABILITIES AND CAPITAL DEFICIT		2,013,974	2,237,247

Going concern (Note 1)
Subsequent event (Note 10)

On behalf of the Board

“John Theobald” Director	“W. Barry Girling” Director

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

I-Minerals Inc. Condensed Interim Consolidated Statements of Loss For the three and six months ended October 31, 2019 and 2018
(Unaudited - Expressed in US dollars)

	Notes	Three months ended October 31,		Six months ended October 31,
		2019	2018	2019	2018
		$	$	$	$

OPERATING EXPENSES
Amortization		981	1,190	3,305	2,377
Management and consulting fees	6, 7	44,569	49,210	101,513	98,294
Mineral property expenditures		444,967	61,964	724,205	115,530
General and miscellaneous		72,928	147,180	136,811	294,203
Professional fees	7	49,030	28,669	111,398	102,756

		(612,475)	(288,213)	(1,077,232)	(613,160)
OTHER (EXPENSE) INCOME
Foreign exchange loss		(1,310)	(1,993)	(1,015)	(121)
Accretion expense	5	(34,810)	(68,249)	(60,348)	(130,580)
Interest expense	5	(751,201)	(559,429)	(1,488,711)	(1,110,060)
Change in fair value of derivative liabilities	2,6,7	7,457	98,320	3,143	235,443

LOSS FOR THE PERIOD		(1,392,339)	(819,564)	(2,624,163)	(1,618,478)

Loss per share – basic and diluted		(0.02)	(0.01)	(0.03)	(0.02)

Weighted average number of shares outstanding		92,676,115	90,758,233	92,676,115	90,301,615

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

I-Minerals Inc. Condensed Interim Consolidated Statements of Cash Flows For the six months ended October 31, 2019 and 2018
(Unaudited - Expressed in US dollars)

	2019 $	2018 $
OPERATING ACTIVITIES
Loss for the period	(2,624,163)	(1,618,478)
Items not involving cash:
Amortization	3,305	2,377
Stock-based compensation	888	5,865
Accretion expense	60,348	130,580
Change in fair value of derivative liabilities	(3,143)	(235,443)
Unrealized foreign exchange (gain) loss	-	(4,535)
Change in non-cash operating working capital items:
Receivables	(315)	397
Prepaids	15,326	1,720
Accounts payable and accrued liabilities	1,667,750	1,099,452

Cash flows used in operating activities	(880,004)	(618,065)

INVESTING ACTIVITIES
Additions to mineral property interest and deferred development	(4,953)	(511,482)
Purchase of equipment	(2,658)	(3,865)

Cash flows used in investing activities	(7,611)	(515,347)

FINANCING ACTIVITIES
Proceeds from exercise of stock options and warrants	-	46,084
Promissory notes received	680,000	1,115,000

Cash flows from financing activities	680,000	1,161,084

(DECREASE) INCREASE IN CASH	(207,615)	27,672

CASH, BEGINNING OF THE PERIOD	241,721	213,322

CASH, END OF THE PERIOD	34,106	240,994

SUPPLEMENTAL CASH FLOW INFORMATION (Note 9)
	-
Interest paid	-	-
Taxes paid	-	-

 The accompanying notes are an integral part of these condensed interim consolidated financial statements.

I-Minerals Inc. Condensed Interim Consolidated Statements of Capital Deficit For the six months ended October 31, 2019 and 2018
(Unaudited - Expressed in US dollars)

	Number of Shares #	Amount $	Commitment to Issue Shares $	Additional Paid-in Capital $	Accumulated Deficit $	Total Capital Deficit $

Balance at April 30, 2018	89,831,955	18,787,998	50,625	1,890,220	(39,300,909)	(18,572,066)

Issued during the period:
Shares issued on exercise of options	600,000	94,002	-	(24,878)	-	69,124
Shares issued as a debt discount	361,657	81,000	(81,000)	-	-	-
Shares issuable as a debt discount	-	-	72,975	-	-	72,975
Share-based payments - vesting	-	-	-	5,865	-	5,865
Loss for the period	-	-	-	-	(1,618,478)	(1,618,478)

Balance at October 31, 2018	90,793,612	18,963,000	42,600	1,871,207	(40,919,387)	(20,042,580)

Balance at April 30, 2019	92,676,115	19,118,229	106,858	1,866,274	(43,010,566)	(21,919,205)

Share-based payments – vesting	-	-	-	888	-	888
Reallocation of vested options to liabilities	-	-	-	(1,820)	-	(1,820)
Loss for the period	-	-	-	-	(2,624,163)	(2,624,163)

Balance at October 31, 2019	92,676,115	19,118,229	106,858	1,865,342	(45,634,729)	(24,544,300)

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

I-Minerals Inc. Notes to the Condensed Interim Consolidated Financial Statements For the six months ended October 31, 2019 and 2018
(Unaudited - Expressed in US dollars except where otherwise indicated)

1.	NATURE OF BUSINESS AND BASIS OF PRESENTATION AND LIQUIDITY:

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

Basis of Presentation and Liquidity

The accompanying unaudited condensed interim consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information as well as Article 10 of Regulation S-X on the basis that the Company will continue as a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for the next year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At October 31, 2019, the Company had not yet achieved profitable operations, had an accumulated deficit of $45,634,729 since inception and expects to incur further losses in the development of its business, all of which casts substantial doubt upon the Company’s ability to continue as a going concern and, therefore, that it may be unable to realize its assets and discharge its liabilities in the normal course of business.

The financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of our management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included. Operating results for the six months ended October 31, 2019 are not necessarily indicative of the results that may be expected for the full year ending April 30, 2020. All amounts presented are in US dollars except where otherwise indicated. For further information refer to the financial statements and footnotes thereto for the year ended April 30, 2019 included in the Company’s Annual Report on Form 10-K filed on July 29, 2019.

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

I-Minerals Inc. Notes to the Condensed Interim Consolidated Financial Statements For the six months ended October 31, 2019 and 2018
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

The Company’s promissory notes are based on Level 2 inputs in the ASC 820 fair value hierarchy. The Company calculated the fair value of these instruments by discounting future cash flows using rates representative of current borrowing rates. October 31, 2019, the promissory notes had a fair value of $24,210,914 (April 30, 2019 – $22,602,379).

The Company had certain Level 3 liabilities required to be recorded at fair value on a recurring basis in accordance with US GAAP as at October 31, 2019 and April 30, 2019. As at October 31, 2019, the Company’s Level 3 liabilities consisted of share purchase options granted to non-employees.

The resulting Level 3 liabilities have no active market and are required to be measured at their fair value each reporting period based on information that is unobservable.

A summary of the Company’s Level 3 liabilities for the six months ended October 31, 2019 and 2018 is as follows:

	2019 $	2018 $

Warrants

Beginning fair value	-	95,570
Issuance	-	1,602
Change in fair value	-	(97,111)
Ending fair value	-	61

Non-employee options (Note 6(c))

Beginning fair value	6,191	205,120
Transfer value on exercise	-	(23,040)
Fair value of options on vesting	1,820	-
Change in fair value	(3,143)	(138,332)
Ending fair value	4,868	43,748

Total Level 3 liabilities	4,868	43,809

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment). There were no assets or liabilities measured at fair value on a nonrecurring basis during the periods ended October 31, 2019 and 2018.

Earnings (Loss) Per Share

The basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. For the six months ended October 31, 2019, loss per share excludes 5,979,097 (2018 – 11,340,737) potentially dilutive common shares (related to outstanding options and warrants as well as shares committed to be issued pursuant to the Fifth Promissory Notes) as their effect was anti-dilutive.

I-Minerals Inc. Notes to the Condensed Interim Consolidated Financial Statements For the six months ended October 31, 2019 and 2018
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

I-Minerals Inc. Notes to the Condensed Interim Consolidated Financial Statements For the six months ended October 31, 2019 and 2018
(Unaudited - Expressed in US dollars except where otherwise indicated)

4.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES:

	October 31, 2019 $	April 30, 2019 $

Trade payables	311,925	150,766
Amounts due to related parties (Note 7)	203,407	190,480
Interest payable on promissory notes (Note 5)	1,253,769	1,123,478

Total accounts payable and accrued liabilities	1,769,101	1,464,724

5.	PROMISSORY NOTES:

	October 31, 2019 $	April 30, 2019 $

Third promissory notes	22,159,774	20,908,690
Fifth promissory notes	2,624,531	1,776,847

Total promissory notes	24,784,305	22,685,537

The Company has Third Promissory Notes and Fifth Promissory Notes due to a company controlled by a director of the Company (the “Lender”). The Third Promissory Notes were due on June 30, 2019. On June 28, 2019, the Company entered into an amending agreement with the Lender extending the maturity date to October 31, 2019 for no consideration. The Fifth Promissory Notes were due on December 31, 2019. On October 25, 2019, the Company entered into an amending agreement with the Lender extending the maturity date for both notes, for no consideration, to the earlier of (i) June 30, 2020 and (ii) 60 days after a pre-feasibility study has been filed on SEDAR. The Sixth Promissory Notes have the same maturity date.

In accordance with the guidance of ASC 470-50 and ASC 470-60, the Company determined that the June 28, 2019 and October 25, 2019 extension agreements qualify as troubled debt restructurings. However, as the Company did not transfer assets or grant an equity interest to the Lender and since the carrying amount of the promissory notes at the time of the restructurings did not exceed the total future cash payments specified by the new terms, there was no accounting impact from the debt modifications.

Certain conditions may result in early repayment including immediate repayment in the event a person currently not related to the Company acquires more than 40% of the outstanding common shares of the Company.

Third Promissory Notes

The Third Promissory Notes bear interest at the rate of 12% per annum and during the six months ended October 31, 2019, the Company recorded interest of $1,327,764 (2018 - $1,177,442), of which $nil was capitalized to mineral property interest (2018 - $87,434) and $1,327,764 was expensed (2018 - $1,090,008). Interest is payable semi-annually as calculated on May 31st and November 30th of each year. Interest is to be paid either in cash, in common shares or deemed an advance of principal at the option of the Lender. A 5% late payment penalty may apply if payment is not paid within ten days after the due date. During the six months ended October 31, 2019, the Lender elected to have interest payable from December 1, 2018 to May 31, 2019 of $1,251,084 deemed as advances.

I-Minerals Inc. Notes to the Condensed Interim Consolidated Financial Statements For the six months ended October 31, 2019 and 2018
(Unaudited - Expressed in US dollars except where otherwise indicated)

Fifth Promissory Notes

On September 11, 2018, the Company entered into a Loan Agreement with the Lender pursuant to which up to $2,500,000 will be advanced to the Company in tranches (the “Fifth Promissory Notes”). As at October 31, 2019, the Company had received $2,500,000 (April 30, 2019 - $1,820,000) in advances pursuant to the Fifth Promissory Notes.

The Fifth Promissory Notes bear interest at the rate of 14% per annum and during the six months ended October 31, 2019, the Company recorded interest of $160,947 (2018 - $8,450). Interest is payable semi-annually as calculated on May 31st and November 30th of each year. Interest is to be paid either in cash, in common shares or deemed an advance of principal at the option of the Lender. A 5% late payment penalty may apply if payment is not paid within ten days after the due date. During the six months ended October 31, 2019, the Lender elected to have interest payable from December 1, 2018 to May 31, 2019 of $107,336 deemed as advances.

The Company and the Lender agreed that the Lender is to receive bonus shares equal to 6% of each loan tranche advanced under the Fifth Promissory Notes divided by the Company’s common share market price up to a maximum of 1,054,097 bonus shares. At October 31, 2019 and April 30, 2019, the Company was committed to issuing 1,054,097 bonus shares to the Lender with a fair value of $106,858. The fair value of the bonus shares was determined by reference to the trading price of the Company’s common shares on the date the advances were received.

The aggregate finance fees (bonus shares) are recorded against the promissory notes balance and are being amortized to the Statement of Loss over the life of the promissory notes using the effective interest method. The accretion expense in respect of the debt discount recorded on the issuance of bonus shares totalled $60,348 for the six months ended October 31, 2019 (2018 - $2,538). The unamortized debt discount as at October 31, 2019 is $nil (April 30, 2019 – $60,348).

Sixth Promissory Notes

On October 25, 2019, the Company entered into a Loan Agreement with the Lender pursuant to which up to $700,000 will be advanced to the Company in tranches (the “Sixth Promissory Notes”). Subsequent to October 31, 2019, the Company received advances of $500,000.

The Sixth Promissory Notes bear interest at the rate of 14% per annum. Interest is payable semi-annually as calculated on May 31st and November 30th of each year. Interest is to be paid either in cash, in common shares or deemed an advance of principal at the option of the Lender. A 5% late payment penalty may apply if payment is not paid within ten days after the due date.

The Third Promissory Notes, the Fifth Promissory Notes and the Sixth Promissory Notes are collateralized by the Company’s Helmer-Bovill Property.

The following table outlines the estimated cash payments required, by calendar year, in order to repay the principal balance of the Third Promissory Notes, the Fifth Promissory Notes and the Sixth Promissory Notes:

2019 $	2020 $	2021 $	2022 $	2023 $	Total $
-	24,784,305	-	-	-	24,784,305

6.	SHARE CAPITAL:

Common shares

a)	Authorized:

Unlimited number of common shares, without par value.

I-Minerals Inc. Notes to the Condensed Interim Consolidated Financial Statements For the six months ended October 31, 2019 and 2018
(Unaudited - Expressed in US dollars except where otherwise indicated)

The holders of common shares are entitled to receive dividends which are declared from time to time, and are entitled to one vote per share at meetings of the Company. All shares are ranked equally with regards to the Company’s residual assets.

b)	Stock transactions:

During the six months ended October 31, 2019, the Company did not complete any stock transactions.

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

The Company has granted stock options under the terms of its Stock Option Plan (the “Plan”). The Plan provides that the directors of the Company may grant options to purchase common shares to directors, officers, employees and service providers of the Company on terms that the directors of the Company may determine are within the limitations set forth in the Plan. The maximum number of shares available under the Plan is limited to 10% of the issued common shares. The maximum term of stock options is ten years. All stock options vest on the date of grant, unless otherwise stated. As at October 31, 2019, the Company had 4,342,612 stock options available for grant pursuant to the Plan (April 30, 2019 – 3,642,612).

The Company’s stock options outstanding as at October 31, 2019 and the changes for the period then ended are as follows:

	Number Outstanding	Weighted Average Exercise Price (in CAD$)

Balance outstanding at April 30, 2019	5,625,000	0.26
Expired	(300,000)	0.25
Forfeited	(400,000)	0.30

Balance outstanding at October 31, 2019	4,925,000	0.25

Balance exercisable at October 31, 2019	3,675,000	0.25

Summary of stock options outstanding at October 31, 2019:

Security	Number Outstanding	Number Exercisable	Exercise Price (CAD$)	Expiry Date	Remaining Contractual Life (years)

Stock options	1,975,000	1,975,000	0.25	January 29, 2020	0.25
Stock options	200,000	200,000	0.25	August 4, 2020	0.76
Stock options	300,000	300,000	0.30	July 21, 2021	1.72
Stock options	1,000,000	1,000,000	0.25	April 20, 2022	2.47
Stock options	(1)1,450,000	(1)200,000	0.25	August 9, 2023	3.78
Notes:
(1)	1,250,000 stock options vest on the completion of certain milestones including equity financing, project financing, mine construction and achieving commercial production. 200,000 stock options vested as to 25% every three months from the date of grant.

I-Minerals Inc. Notes to the Condensed Interim Consolidated Financial Statements For the six months ended October 31, 2019 and 2018
(Unaudited - Expressed in US dollars except where otherwise indicated)

Non-Employee Stock Options

In accordance with the guidance of ASC 815-40-15, stock options awarded to non-employees that are fully vested and exercisable in Canadian dollars are required to be accounted for as derivative liabilities because they are considered not to be indexed to the Company’s stock due to their exercise price being denominated in a currency other than the Company’s functional currency. Stock options awarded to non-employees that are not vested are accounted for as equity awards until the terms associated with their vesting requirements have been met. As at October 31, 2019, there were nil (April 30, 2019 – 100,000) non-employee stock option awards that had not yet vested.

The non-employee stock options are accounted for at their respective fair values and are summarized as follows for the six months ended October 31, 2019 and 2018:

	2019 $	2018 $

Fair value of non-employee options, beginning of the period	6,191	205,120
Transfer value on exercise of options	-	(23,040)
Fair value of options on vesting	1,820	-
Change in fair value of non-employee stock options during the period	(3,143)	(138,332)

Fair value of non-employee options, end of the year	4,868	43,748

The Company determined the fair value of its non-employee stock options as at October 31, 2019 and April 30, 2019 using the Black-Scholes option pricing model with the following weighted average assumptions:

	October 31, 2019	April 30, 2019

Stock price (CAD$)	0.03	0.07
Exercise price (CAD$)	0.26	0.26
Risk-free interest rate (%)	1.74	1.52
Expected life (years)	2.16	2.23
Expected volatility (%)	106	64
Expected dividends ($)	Nil	Nil

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

As at October 31, 2019, the unamortized compensation cost of options is $93,382 and the intrinsic value of options expected to vest is $nil.

Share-based payments are classified in the Company’s Statement of Loss during the six months ended October 31, 2019 and 2018 as follows:

	2019 $	2018 $
Management and consulting fees	888	5,865
	888	5,865

I-Minerals Inc. Notes to the Condensed Interim Consolidated Financial Statements For the six months ended October 31, 2019 and 2018
(Unaudited - Expressed in US dollars except where otherwise indicated)

7.	RELATED PARTY TRANSACTIONS:

During the six months ended October 31, 2019, management and consulting fees of $48,000 (2018 - $48,000) were charged by RJG Capital Corporation, a wholly-owned company of W. Barry Girling, Director. Wayne Moorhouse, Director, charged $8,320 (2018 - $1,363) in management and consulting fees. Gary Childress, Director, charged $6,805 (2018 - $nil) in management and consulting fees. $12,760 (2018 - $13,117) was charged by Malaspina Consultants Inc. for the services of Matt Anderson, CFO, and are included in professional fees.

Included in accounts payable and accrued liabilities are amounts owed to directors or officers or companies controlled by them. As at October 31, 2019, the amount was $203,407 (April 30, 2019 – $190,480). All amounts are non-interest bearing, unsecured, and due on demand.

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

Investing and financing activities that affect recognized assets or liabilities but that do not result in cash receipts or cash payments are excluded from the consolidated statements of cash flows. During the six months ended October 31, 2019, the following transactions were excluded from the consolidated statement of cash flows:

a)	The transfer of $1,358,420 of interest payable on the Third and Fifth Promissory Notes from accounts payable and accrued liabilities to promissory notes; and,

b)	Deferred mineral property expenditures of $52,791 included in accounts payable and accrued liabilities at October 31, 2019, less $57,744 included in accounts payable at April 30, 2019 (net inclusion of $4,953).

During the six months ended October 31, 2018, the following transactions were excluded from the consolidated statement of cash flows:

a)	The commitment to issue 478,377 common shares at the fair value of $72,975 and 139,984 warrants at the fair value of $1,602 pursuant to the promissory notes;

b)	The transfer of $1,069,392 of interest payable on the Third Promissory Notes from accounts payable and accrued liabilities to promissory notes; and,

c)	Deferred mineral property expenditures of $89,849 included in accounts payable and accrued liabilities at October 31, 2018, less $140,561 included in accounts payable at April 30, 2018 (net inclusion of $50,712).

I-Minerals Inc. Notes to the Condensed Interim Consolidated Financial Statements For the six months ended October 31, 2019 and 2018
(Unaudited - Expressed in US dollars except where otherwise indicated)

10.	SUBSEQUENT EVENT:

Subsequent to October 31, 2019:

i)	The Company received advances of $500,000 under the Sixth Promissory Notes (Note 5);

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

Plan of Operation

During the next twelve months, our plan of operation is to complete a Prefeasibility study (“PFS”) being undertaken by Millcreek Engineering (“Millcreek”) and assuming the results of the PFS are satisfactory, move to a full Feasibility Study (“FS”).  In May 2017, the IDL accepted our Operation and Reclamation Plan on the Bovill Kaolin Project.  We have advised the IDL we will be amending our Operation and Reclamation plan to reflect the smaller operation. We have received initial power demand estimates  from Millcreek and will discuss our power needs with Avista, the local utility, to see if the electricity grid requires upgrading as was required for the larger of our mineral operation. In the interim we will continue to strengthen our customer list and continue discussions to raise the capital to fund the mine construction.

Outlook

Our focus continues to be the detailed assessment of all of our mineral assets and advancing the Bovill Kaolin Project towards production.  The Company has elected to initially focus on the development of a metakaolin and halloysite operation.  After receiving operating cost and capital cost estimates from Millcreek Engineering it has engaged Millcreek to complete a PFS.  The envisaged plant would produce 10,000 tons of halloysite and 20,000 tons of metakaolin annually.  Mine Development Associates of Reno (“MDA”) have been engaged to amend the mine plan to target the more clay rich (kaolin and halloysite) sections of the deposit.  Preliminary results from MDA indicate focusing mining efforts on the more weathered material material will materially increase the halloysite and  kaolinite grade.  Completion of the prefeasibility study is expected in the first calendar quarter of 2020.

With respect to work at GMT, a bulk sample of approximately 60 tons of primary clay material has been processed.  Changes to the process flow sheet as compared with prior GMT pilot plants included the installation of a hammer mill at the front end of the circuit and the incorporation of a new hydrocyclone processing step to improve clay/sand separation.  Pilot scale hydrocyclone test work resulted in the clay yields increasing to about 30% as compared with a yield of 22% as demonstrated in previous pilot plant work.  Successful implementation of the hydrocyclone processing has resulted in increased production of ULTRA HallopureÒ and HalloPureÒ halloysite products and kaolin for metakaolin production beyond the rates achieved in pilot plant work associated with the feasibility study.  With the pilot plant completed, the kaolin has been calcined into a metakaolin product.  Small portions of the halloysite have been successfully beneficiated into value added products for testing in air and gas filtration applications. Results from the current pilot plant will be incorporated into the ongoing PFS by Millcreek.

Concrete test results using our fine ground metakaolin have been received from CTL | Thomson.  Excellent strength numbers were generated while staying within the ASTM C-618 water demand requirements.  This batch of metakaolin being tested was produced using flash calcination technologies.  Management believes a highly reactive metakaolin would be an attractive pozzolan in the Pacific Northwest as pozzolans with comparable characteristics are too expensive for use in many cement applications.

At present we have inventory of all minerals for distribution to customers.

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

Results of Operation

Six months ended October 31, 2019

We recorded a loss of $2,624,163 ($0.03 per share) for the six months ended October 31, 2019 as compared to a loss of $1,618,478 ($0.02 per share) for the six months ended October 31, 2018.  The increase in the loss recorded for the period ended October 31, 2019 as compared to the period ended October 31, 2018 is the net result of changes to a number of expenses.  Of note are the following items:

  Management and consulting fees of $101,513 (2018 - $98,294) are comprised of fees to manage our Company and stock-based compensation.  The stock-based compensation recognized in the current period was $888 (2018 - $5,865).  Approximately 75% of the fees to manage our Company are charged to management and consulting fees and the other 25% is charged to mineral property expenditures.
  Mineral property expenditures of $724,205 (2018 - $115,530) are costs incurred on our Helmer-Bovill Property.  The expenses increased this period compared to the 2018 period as we are now expensing all mineral property expenditures while in the 2018 period, we capitalized $460,770 of development costs.  The main components of costs during the current period included engineering and consulting ($288,263) and metallurgy ($215,727).  During the current period, the Company continued mineral product optimization and work on the Prefeasibility Study.
  General and miscellaneous expenses of $136,811 (2018 - $294,203) are comprised of office and telephone expenses, payroll taxes, medical benefits, insurance premiums, travel expenses, promotional expenses, shareholder communication fees, transfer agent fees and filing fees.  The decrease during the current period was due to a reduction in shareholder communications fees and severance costs.
  Professional fees of $111,398 (2018 – $102,756) include legal fees, audit fees and financial consulting fees.
  Accretion expense of $60,348 (2018 - $130,580) is the amortization of the fair value of bonus shares and bonus warrants issued to the lender of the promissory notes.  The bonus shares and bonus warrants are amortized over the life of the promissory notes.
  Interest expense of $1,488,711 (2018 - $1,110,060) is from promissory notes that bear interest at the rates of 12%-14% per year.  Interest increased as additional funds were advanced.
  We recorded a gain on change in fair value of derivative liabilities of $3,143 (2018 – gain of $235,443).  The change in fair value of derivative liabilities is based on the change in remaining term of derivative instruments and our stock price.  The derivatives include warrants as well as stock options granted to non-employees.  The derivative liabilities do not represent cash liabilities.  During Q3 fiscal 2019, the derivative warrants expired unexercised.

Liquidity and Capital Resources

Our aggregate operating, investing and financing activities during the six months ended October 31, 2019 resulted in a net cash outflow of $207,615 (2018 – inflow of $27,672).  As at October 31, 2019, we had a working capital deficiency of $26,479,308.

During the six months ended October 31, 2019, $2,562,765 was used in operations before changes in non-cash operating working capital items (2018 - $1,719,634).  During the six months ended October 31, 2019, we spent $7,611 on investing activities (2018 - $515,347) and we received $680,000 from financing activities (2018 - $1,161,084).

We have been financed by advances pursuant to promissory notes advanced by BV Lending LLC, an entity controlled by Allen L. Ball, a member of our Board of Directors and our largest shareholder (the “Lender”).  During the six months ended October 31, 2019, the Company was receiving advances pursuant to the Fifth Promissory Notes.  As at October 31, 2019, the principal balance of the promissory notes was $24,784,305.

On October 25, 2019, the Company entered into a loan agreement with the Lender pursuant to which up to $700,000 will be advanced to the Company in tranches (the “Sixth Promissory Notes”).  Subsequent to October 31, 2019, the Company received advances of $500,000.  An additional $200,000 of advances are available under the Sixth Promissory Notes.

The Third Promissory Notes, the Fifth Promissory Notes and the Sixth Promissory Notes have a maturity date of the earlier of (i) June 30, 2020 and (ii) 60 days after a pre-feasibility study has been filed on SEDAR.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable

Item 4. Controls and Procedures.

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of October 31, 2019. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of October 31, 2019.  There were no material changes in the Company’s internal control over financial reporting during the second quarter of fiscal 2020.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act (The “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the six months ended October 31, 2019, our U.S. exploration and evaluation property was not subject to regulation by the Federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977 (the "Mine Act").

Item 5. Other Information.

2019 Annual General Meeting Results

On December 10, 2019, the Company held its annual general meeting of the shareholders (the “Meeting”).  All items submitted to the shareholders for approval as set out in the Company’s Proxy Statement were approved by the requisite majority of votes at the AGM.

The details of the voting results for the election of directors are outlined below:

Director	Votes For		Votes Withheld
	#	%	#	%
John Theobald	25,382,044	99.64%	92,000	0.36%
Allen L. Ball	25,440,044	99.87%	34,000	0.17%
W. Barry Girling	25,382,044	99.64%	92,000	0.36%
Gary Childress	25,444,044	99.88%	30,000	0.12%
Wayne Moorhouse	25,444,044	99.88%	30,000	0.12%

In addition to the re-election of the directors, shareholders also approved the re-appointment of BDO Canada LLP as auditors of the Company, set the number of directors at five, approved amending the Company’s stock option plan and the renewal of the Company’s stock option plan.

Entry into Security Agreements

On December 9, 2019, in accordance with the terms of the Third Promissory Notes, the Fifth Promissory Notes and the Sixth promissory Notes agreements, the Company granted the following security interests to BV Lending LLC:

(a)	a general security interest over all the present and after acquired personal property of the Company pursuant to the terms of a general security agreement between the Company and BV Lending LLC;

(b)	a mortgage on the leases that comprise the Bovill Kaolin Project and a security interest over the present and after acquired personal property of i-minerals USA, Inc. pursuant to a Mortgage and Security Agreement between i-minerals USA, Inc. and BV Lending LLC; and,

(c)	a continuing and unconditional guaranty by I-Minerals, Inc. to BV Lending LLC.

Item 6. Exhibits.

3.1	Certificate of Continuation.(2)
3.2	Articles of Continuance.(2)
3.3	Certificate of Amendment.(2)
3.4	Articles of Amendment.(2)
3.5	By-Laws.(2)
10.1	Assignment Agreement with Contingent Right of Reverter dated August 10, 2002, between the Company, Idaho Industrial Minerals, LLC and Northwest Kaolin Inc.(2)
10.2	Amendment and Ratifications of Assignment Agreement with Contingent Right of Reverter dated August 10, 2005, between the Company, Idaho Industrial Minerals, LLC and Northwest Kaolin Inc.(2)
10.3	Second Amendment and Ratifications of Assignment Agreement with Contingent Right of Reverter dated August 10, 2005, between the Company, Idaho Industrial Minerals, LLC and Northwest Kaolin Inc.(2)
10.4	Third Amendment and Ratifications of Assignment Agreement with Contingent Right of Reverter dated August 10, 2008, between the Company, Idaho Industrial Minerals, LLC and Northwest Kaolin Inc.(2)
10.5	Fourth Amendment and Ratifications of Assignment Agreement with Contingent Right of Reverter dated January 1, 2010, between the Company, Idaho Industrial Minerals, LLC and Northwest Kaolin Inc.(2)
10.6	Employment Agreement dated April 1, 2013 between the Company and Thomas M. Conway.(2)
10.7	Loan Agreement dated September 13, 2013 between the Company and BV Lending LLC.(2)
10.8	Stock Option Plan.(1)
10.9	Sales Agreement dated April 28, 2014 between I-Minerals USA, Inc. and Pre-Mix, Inc.(2)
10.10	Loan Agreement dated February 18, 2015 between the Company and BV Lending LLC.(3)
10.11	Amendment Agreement dated December 1, 2015 between the Company and BV Lending LLC.(4)
10.12	Loan Agreement dated June 1, 2016 between the Company and BV Lending LLC. (5)
10.13	Amending Agreement dated October 25, 2017 between the Company and BV Lending LLC. (6)
10.14	Amending Agreement dated January 18, 2018 between the Company and BV Lending LLC. (7)
10.15	Amending Agreement dated March 30, 2018 between the Company and BV Lending LLC. (8)
10.16	Employment Agreement dated March 1, 2018 between the Company and John Theobald. (9)
10.17	Settlement Agreement dated August 3, 2018 between the Company and Thomas Conway. (9)
10.18	Loan Agreement dated September 11, 2018 between the Company and BV Lending LLC. (9)
10.19	Amending Agreement dated March 27, 2019 between the Company and BV Lending LLC. (10)
10.20	Amending Agreement dated June 28, 2019 between the Company and BV Lending LLC. (10)
10.21	Amending Agreement dated October 25, 2019 between the Company and BV Lending LLC.
10.22	Loan Agreement dated October 25, 2019 between the Company and BV Lending LLC. (11)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (Rule 13a-14 and 15d-14 of the Exchange Act)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (Rule 13a-14 and 15d-14 of the Exchange Act)
32.1	Certification of Chief Executive Officer pursuant to pursuant to Section 1350 of Title 18 of the United States Code
32.2	Certification of Chief Financial Officer pursuant to pursuant to Section 1350 of Title 18 of the United States Code

Notes:
(1)	Filed as an exhibit to our Registration Statement on Form 10 filed with the SEC on November 17, 2014.
(2)	Filed as an exhibit to our Registration Statement on Form 10/A filed with the SEC on December 24, 2014.
(3)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on March 11, 2015.
(4)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on December 7, 2015.
(5)	Filed as an exhibit to our Form 10-Q filed with the SEC on September 14, 2016.
(6)	Filed as an exhibit to our Form 10-Q filed with the SEC on December 15, 2017.
(7)	Filed as an exhibit to our Form 10-Q filed with the SEC on March 14, 2018.
(8)	Filed as an exhibit to our Form 10-K filed with the SEC on August 3, 2018.
(9)	Filed as an exhibit to our Form 10-Q filed with the SEC on September 14, 2018.
(10)	Filed as an exhibit to our Form 10-K filed with the SEC on July 29, 2019.
(11)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on November 8, 2019.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

I-MINERALS INC.

Date:	December 13, 2019	By:	/s/ John Theobald
JOHN THEOBALD
Chief Executive Officer and President
(Principal Executive Officer)

Date:	December 13, 2019	By:	/s/ Matthew Anderson
MATTHEW ANDERSON
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)