Form 10-Q
period 2020-01-31
I-Minerals Inc
filed 2020-03-13
CIK 1405663

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: January 31, 2020

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

As of March 13, 2020, the registrant had 93,730,212 outstanding shares of common stock.

I-Minerals Inc.
TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

I-Minerals Inc.

Condensed Interim Consolidated Financial Statements
For the nine months ended January 31, 2020
(Unaudited - Expressed in US dollars)

I-Minerals Inc. Condensed Interim Consolidated Balance Sheets January 31, 2020 and April 30, 2019
(Unaudited - Expressed in US dollars) (Prepared in accordance with US GAAP)

	Notes	January 31, 2020 $	April 30, 2019 $
ASSETS
Current assets
Cash		143,122	241,721
Receivables		5,662	5,708
Prepaids		20,682	54,163
		169,466	301,592

Equipment		15,172	14,517
Mineral property interest and deferred development costs	3	1,892,410	1,892,410
Deposits		29,208	28,728

TOTAL ASSETS		2,106,256	2,237,247

LIABILITIES
Current liabilities
Accounts payable and accrued liabilities	4,7	987,581	1,464,724
Promissory notes	5	26,989,617	22,685,537
Derivative liabilities	2,6	25,991	6,191
		28,003,189	24,156,452

CAPITAL DEFICIT
Capital Stock
Authorized:
Unlimited common shares with no par value
Issued and fully paid: 93,730,212 (April 30, 2019 – 92,676,115)	6	19,225,087	19,118,229
Additional paid-in capital		1,865,342	1,866,274
Commitment to issue shares	5	-	106,858
Deficit		(46,987,362)	(43,010,566)
TOTAL CAPITAL DEFICIT		(25,896,933)	(21,919,205)

TOTAL LIABILITIES AND CAPITAL DEFICIT		2,106,256	2,237,247

Going concern (Note 1)
Subsequent event (Note 10)

On behalf of the Board

“John Theobald” Director	“W. Barry Girling” Director

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

I-Minerals Inc. Condensed Interim Consolidated Statements of Loss For the three and nine months ended January 31, 2020 and 2019
(Unaudited - Expressed in US dollars)

	Notes	Three months ended January 31,		Nine months ended January 31,
		2020	2019	2020	2019
		$	$	$	$

OPERATING EXPENSES
Amortization		908	1,256	4,213	3,633
Management and consulting fees	6, 7	50,327	46,660	151,840	144,954
Mineral property expenditures		355,998	139,883	1,080,203	255,413
General and miscellaneous		88,482	144,758	225,293	469,068
Professional fees	7	24,558	37,769	135,956	110,418

		(520,273)	(370,326)	(1,597,505)	(983,486)
OTHER (EXPENSE) INCOME
Foreign exchange (loss) gain		(1,622)	1,273	(2,637)	1,152
Accretion expense	5	-	(86,828)	(60,348)	(217,408)
Interest expense	5	(809,615)	(603,977)	(2,298,326)	(1,714,037)
Change in fair value of derivative liabilities	2,6,7	(21,123)	33,172	(17,980)	268,615
Gain on debt settlement		-	57,760	-	57,760

LOSS FOR THE PERIOD		(1,352,633)	(968,926)	(3,976,796)	(2,587,404)

Loss per share – basic and diluted		(0.01)	(0.01)	(0.04)	(0.03)
Weighted average number of shares outstanding		93,203,164	90,998,232	92,851,798	90,533,821

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

I-Minerals Inc. Condensed Interim Consolidated Statements of Cash Flows For the nine months ended January 31, 2020 and 2019
(Unaudited - Expressed in US dollars)

	2020 $	2019 $
OPERATING ACTIVITIES
Loss for the period	(3,976,796)	(2,587,404)
Items not involving cash:
Amortization	4,213	3,633
Stock-based compensation	888	4,491
Accretion expense	60,348	217,408
Change in fair value of derivative liabilities	17,980	(268,615)
Unrealized foreign exchange (gain) loss	-	(7,360)
Gain on settlement of debt	-	(57,760)
Change in non-cash operating working capital items:
Receivables	46	12
Prepaids	33,481	20,667
Accounts payable and accrued liabilities	2,394,271	1,728,184

Cash flows used in operating activities	(1,465,569)	(946,744)

INVESTING ACTIVITIES
Additions to mineral property interest and deferred development	(7,682)	(749,338)
Purchase of equipment	(4,868)	(5,002)
Deposits	(480)	-

Cash flows used in investing activities	(13,030)	(754,340)

FINANCING ACTIVITIES
Proceeds from exercise of stock options and warrants	-	46,084
Promissory notes received	1,380,000	1,975,000

Cash flows from financing activities	1,380,000	2,021,084

(DECREASE) INCREASE IN CASH	(98,599)	320,000

CASH, BEGINNING OF THE PERIOD	241,721	213,322

CASH, END OF THE PERIOD	143,122	533,322

SUPPLEMENTAL CASH FLOW INFORMATION (Note 9)
	-
Interest paid	-	-
Taxes paid	-	-

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

I-Minerals Inc. Condensed Interim Consolidated Statements of Capital Deficit For the nine months ended January 31, 2020 and 2019
(Unaudited - Expressed in US dollars)

	Number of Shares #	Amount $	Commitment to Issue Shares $	Additional Paid-in Capital $	Accumulated Deficit $	Total Capital Deficit $

Balance at April 30, 2018	89,831,955	18,787,998	50,625	1,890,220	(39,300,909)	(18,572,066)

Issued during the period:
Shares issued on exercise of options	600,000	94,002	-	(24,878)	-	69,124
Shares issued as a debt discount	361,657	81,000	(81,000)	-	-	-
Shares issuable as a debt discount	-	-	124,575	-	-	124,575
Shares issued pursuant to settlement of debt and interest	1,882,503	155,229	-	-	-	155,229
Share-based payments - vesting	-	-	-	4,491	-	4,491
Reallocation of vested options to liabilities	-	-	-	(2,452)	-	(2,452)
Loss for the period	-	-	-	-	(2,587,404)	(2,587,404)

Balance at January 31, 2019	92,676,115	19,118,229	94,200	1,867,381	(41,888,313)	(20,808,503)

Balance at November 1, 2018	90,793,612	18,963,000	42,600	1,871,207	(40,919,387)	(20,042,580)

Issued during the period:
Shares issuable as a debt discount	-	-	51,600	-	-	51,600
Shares issued pursuant to settlement of debt and interest	1,882,503	155,229	-	-	-	155,229
Share-based payments - vesting	-	-	-	(1,374)	-	(1,374)
Reallocation of vested options to liabilities	-	-	-	(2,452)	-	(2,452)
Loss for the period	-	-	-	-	(968,926)	(968,926)

Balance at January 31, 2019	92,676,115	19,118,229	94,200	1,867,381	(41,888,313)	(20,808,503)

Balance at April 30, 2019	92,676,115	19,118,229	106,858	1,866,274	(43,010,566)	(21,919,205)

Issued during the period:
Shares issued as a debt discount	1,054,097	106,858	(106,858)	-	-	-
Share-based payments – vesting	-	-	-	888	-	888
Reallocation of vested options to liabilities	-	-	-	(1,820)	-	(1,820)
Loss for the period	-	-	-	-	(3,976,796)	(3,976,796)

Balance at January 31, 2020	93,730,212	19,225,087	-	1,865,342	(46,987,362)	(25,896,933)

Balance at November 1, 2019	92,676,115	19,118,229	106,858	1,865,342	(45,634,729)	(24,544,300)

Issued during the period:
Shares issued as a debt discount	1,054,097	106,858	(106,858)	-	-	-
Loss for the period	-	-	-	-	(1,352,633)	(1,352,633)

Balance at January 31, 2020	93,730,212	19,225,087	-	1,865,342	(46,987,362)	(25,896,933)

 The accompanying notes are an integral part of these condensed interim consolidated financial statements.

I-Minerals Inc. Notes to the Condensed Interim Consolidated Financial Statements For the nine months ended January 31, 2020 and 2019
(Unaudited - Expressed in US dollars except where otherwise indicated)

1.	NATURE OF BUSINESS AND BASIS OF PRESENTATION AND LIQUIDITY:

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

Basis of Presentation and Liquidity

The accompanying unaudited condensed interim consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information as well as Article 10 of Regulation S-X on the basis that the Company will continue as a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for the next year.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  At January 31, 2020, the Company had not yet achieved profitable operations, had an accumulated deficit of $46,987,362 since inception and expects to incur further losses in the development of its business, all of which casts substantial doubt upon the Company’s ability to continue as a going concern and, therefore, that it may be unable to realize its assets and discharge its liabilities in the normal course of business.

The financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of our management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included.  Operating results for the nine months ended January 31, 2020 are not necessarily indicative of the results that may be expected for the full year ending April 30, 2020.  All amounts presented are in US dollars except where otherwise indicated.  For further information refer to the financial statements and footnotes thereto for the year ended April 30, 2019 included in the Company’s Annual Report on Form 10-K filed on July 29, 2019.

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

I-Minerals Inc. Notes to the Condensed Interim Consolidated Financial Statements For the nine months ended January 31, 2020 and 2019
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

The Company’s promissory notes are based on Level 2 inputs in the ASC 820 fair value hierarchy. The Company calculated the fair value of these instruments by discounting future cash flows using rates representative of current borrowing rates. January 31, 2020, the promissory notes had a fair value of $26,631,363 (April 30, 2019 – $22,602,379).

The Company had certain Level 3 liabilities required to be recorded at fair value on a recurring basis in accordance with US GAAP as at January 31, 2020 and April 30, 2019.  As at January 31, 2020, the Company’s Level 3 liabilities consisted of share purchase options granted to non-employees.

The resulting Level 3 liabilities have no active market and are required to be measured at their fair value each reporting period based on information that is unobservable.

A summary of the Company’s Level 3 liabilities for the nine months ended January 31, 2020 and 2019 is as follows:

	2019 $	2019 $

Warrants

Beginning fair value	-	95,570
Issuance	-	1,602
Change in fair value	-	(97,172)
Ending fair value	-	-

Non-employee options (Note 6(c))

Beginning fair value	6,191	205,120
Transfer value on exercise	-	(23,040)
Fair value of options on vesting	1,820	2,452
Change in fair value	17,980	(171,443)
Ending fair value	25,991	13,089

Total Level 3 liabilities	25,991	13,089

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment). There were no assets or liabilities measured at fair value on a nonrecurring basis during the periods ended January 31, 2020 and 2019.

Earnings (Loss) Per Share

The basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. For the nine months ended January 31, 2020, loss per share excludes 2,950,000 (2019 – 6,501,127) potentially dilutive common shares (related to outstanding options and warrants as well as shares committed to be issued pursuant to the Fifth Promissory Notes) as their effect was anti-dilutive.

I-Minerals Inc. Notes to the Condensed Interim Consolidated Financial Statements For the nine months ended January 31, 2020 and 2019
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

I-Minerals Inc. Notes to the Condensed Interim Consolidated Financial Statements For the nine months ended January 31, 2020 and 2019
(Unaudited - Expressed in US dollars except where otherwise indicated)

4.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES:

	January 31, 2020 $	April 30, 2019 $

Trade payables	238,986	150,766
Amounts due to related parties (Note 7)	190,523	190,480
Interest payable on promissory notes (Note 5)	558,072	1,123,478

Total accounts payable and accrued liabilities	987,581	1,464,724

5.	PROMISSORY NOTES:

	January 31, 2020 $	April 30, 2019 $

Third promissory notes	23,493,003	20,908,690
Fifth promissory notes	2,793,833	1,776,847
Sixth promissory notes	702,781	-

Total promissory notes	26,989,617	22,685,537

The Company has Third Promissory Notes, Fifth Promissory Notes and Sixth Promissory Notes due to a company controlled by a director of the Company (the “Lender”).  The Third Promissory Notes were due on June 30, 2019.  On June 28, 2019, the Company entered into an amending agreement with the Lender extending the maturity date to October 31, 2019 for no consideration.  The Fifth Promissory Notes were due on December 31, 2019.  On October 25, 2019, the Company entered into an amending agreement with the Lender extending the maturity date for both notes, for no consideration, to the earlier of (i) June 30, 2020 and (ii) 60 days after a pre-feasibility study has been filed on SEDAR.  The Sixth Promissory Notes have the same maturity date.

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

Third Promissory Notes

The Third Promissory Notes bear interest at the rate of 12% per annum and during the nine months ended January 31, 2020, the Company recorded interest of $2,025,196 (2019 - $1,798,172), of which $nil was capitalized to mineral property interest (2019 - $146,379) and $2,025,196 was expensed (2019 - $1,651,793).  Interest is payable semi-annually as calculated on May 31st and November 30th of each year.  Interest is to be paid either in cash, in common shares or deemed an advance of principal at the option of the Lender.  A 5% late payment penalty may apply if payment is not paid within ten days after the due date.  During the nine months ended January 31, 2020, the Lender elected to have interest payable from December 1, 2018 to November 30, 2019 of $2,584,313 deemed as advances.

I-Minerals Inc. Notes to the Condensed Interim Consolidated Financial Statements For the nine months ended January 31, 2020 and 2019
(Unaudited - Expressed in US dollars except where otherwise indicated)

Fifth Promissory Notes

On September 11, 2018, the Company entered into a Loan Agreement with the Lender pursuant to which up to $2,500,000 will be advanced to the Company in tranches (the “Fifth Promissory Notes”).  As at January 31, 2020, the Company had received $2,500,000 (April 30, 2019 - $1,820,000) in advances pursuant to the Fifth Promissory Notes.

The Fifth Promissory Notes bear interest at the rate of 14% per annum and during the nine months ended January 31, 2020, the Company recorded interest of $257,587 (2019 - $46,011). Interest is payable semi-annually as calculated on May 31st and November 30th of each year.  Interest is to be paid either in cash, in common shares or deemed an advance of principal at the option of the Lender.  A 5% late payment penalty may apply if payment is not paid within ten days after the due date.  During the nine months ended January 31, 2020, the Lender elected to have interest payable from December 1, 2018 to November 30, 2019 of $276,638 deemed as advances.

The Company and the Lender agreed that the Lender is to receive bonus shares equal to 6% of each loan tranche advanced under the Fifth Promissory Notes divided by the Company’s common share market price up to a maximum of 1,054,097 bonus shares.  During the nine months ended January 31, 2020, the Company issued 1,054,097 bonus shares to the Lender at the fair value of $106,858. The fair value of the bonus shares was determined by reference to the trading price of the Company’s common shares on the date the advances were received.

The aggregate finance fees (bonus shares) are recorded against the promissory notes balance and are being amortized to the Statement of Loss over the life of the promissory notes using the effective interest method.  The accretion expense in respect of the debt discount recorded on the issuance of bonus shares totalled $60,348 for the nine months ended January 31, 2020 (2019 - $23,813).  The unamortized debt discount as at January 31, 2020 is $nil (April 30, 2019 – $60,348).

Sixth Promissory Notes

On October 25, 2019, the Company entered into a Loan Agreement with the Lender pursuant to which up to $700,000 will be advanced to the Company in tranches (the “Sixth Promissory Notes”).  On January 20, 2020, the Company entered into an amending agreement whereby the Lender agreed to advance an additional $600,000 under the same terms as the Sixth Promissory Notes.  As at January 31, 2020, the Company had received $700,000 in advances pursuant to the Sixth Promissory Notes.  Subsequent to January 31, 2020, the Company received advances of $400,000.

The Sixth Promissory Notes bear interest at the rate of 14% per annum and during the nine months ended January 31, 2020, the Company recorded interest of $15,543 (2019 - $nil). Interest is payable semi-annually as calculated on May 31st and November 30th of each year.  Interest is to be paid either in cash, in common shares or deemed an advance of principal at the option of the Lender.  A 5% late payment penalty may apply if payment is not paid within ten days after the due date. During the nine months ended January 31, 2020, the Lender elected to have interest payable from November 1, 2019 to November 30, 2019 of $2,781 deemed as advances.

The Third Promissory Notes, the Fifth Promissory Notes and the Sixth Promissory Notes are collateralized by the Company’s Helmer-Bovill Property.

The following table outlines the estimated cash payments required, by calendar year, in order to repay the principal balance of the Third Promissory Notes, the Fifth Promissory Notes and the Sixth Promissory Notes:

2020 $	2021 $	2022 $	2023 $	2024 $	Total $
26,989,617	-	-	-	-	26,989,617

I-Minerals Inc. Notes to the Condensed Interim Consolidated Financial Statements For the nine months ended January 31, 2020 and 2019
(Unaudited - Expressed in US dollars except where otherwise indicated)

6.	SHARE CAPITAL:

Common shares

a)	Authorized:

Unlimited number of common shares, without par value.

The holders of common shares are entitled to receive dividends which are declared from time to time, and are entitled to one vote per share at meetings of the Company. All shares are ranked equally with regards to the Company’s residual assets.

b)	Stock transactions:

During the nine months ended January 31, 2020, the Company completed the following stock transactions:

i)	On December 17, 2019, the Company issued 1,054,097 common shares with a fair value of $106,858. The common shares were issued as debt discounts pursuant to the Fifth Promissory Notes (Note 5).

During the nine months ended January 31, 2019, the Company completed the following stock transactions:

i)	On July 30, 2018, the Company issued 600,000 common shares on the exercise of stock options with an exercise price of CAD$0.10 per common share resulting in gross proceeds of CAD$60,000 ($46,085).

ii)	On August 10, 2018, the Company issued 361,657 common shares with a fair value of $81,000. The common shares were issued as debt discounts pursuant to the Third Promissory Notes (Note 5).

iii)	On January 22, 2019, the Company issued 1,882,503 common shares with a fair value of $155,229. The common shares were issued as settlement of principal and accrued interest pursuant to the Fourth Promissory Notes.

c)	Stock options:

The Company has granted stock options under the terms of its Stock Option Plan (the “Plan”).  The Plan provides that the directors of the Company may grant options to purchase common shares to directors, officers, employees and service providers of the Company on terms that the directors of the Company may determine are within the limitations set forth in the Plan.  The maximum number of shares available under the Plan is limited to 10% of the issued common shares.  The maximum term of stock options is ten years.  All stock options vest on the date of grant, unless otherwise stated.  As at January 31, 2020, the Company had 6,423,021 stock options available for grant pursuant to the Plan (April 30, 2019 – 3,642,612).

The Company’s stock options outstanding as at January 31, 2020 and the changes for the period then ended are as follows:

	Number Outstanding	Weighted Average Exercise Price (in CAD$)

Balance outstanding at April 30, 2019	5,625,000	0.26
Expired	(2,275,000)	0.25
Forfeited	(400,000)	0.30

Balance outstanding at January 31, 2020	2,950,000	0.26

Balance exercisable at January 31, 2020	1,700,000	0.26

I-Minerals Inc. Notes to the Condensed Interim Consolidated Financial Statements For the nine months ended January 31, 2020 and 2019
(Unaudited - Expressed in US dollars except where otherwise indicated)

Summary of stock options outstanding at January 31, 2020:

Security	Number Outstanding	Number Exercisable	Exercise Price (CAD$)	Expiry Date	Remaining Contractual Life (years)

Stock options	200,000	200,000	0.25	August 4, 2020	0.51
Stock options	300,000	300,000	0.30	July 21, 2021	1.47
Stock options	1,000,000	1,000,000	0.25	April 20, 2022	2.22
Stock options	(1)1,450,000	(1)200,000	0.25	August 9, 2023	3.52
Notes:
(1)	1,250,000 stock options vest on the completion of certain milestones including equity financing, project financing, mine construction and achieving commercial production. 200,000 stock options vested as to 25% every three months from the date of grant.

Non-Employee Stock Options

In accordance with the guidance of ASC 815-40-15, stock options awarded to non-employees that are fully vested and exercisable in Canadian dollars are required to be accounted for as derivative liabilities because they are considered not to be indexed to the Company’s stock due to their exercise price being denominated in a currency other than the Company’s functional currency.  Stock options awarded to non-employees that are not vested are accounted for as equity awards until the terms associated with their vesting requirements have been met.  As at January 31, 2020, there were nil (April 30, 2019 – 100,000) non-employee stock option awards that had not yet vested.

The non-employee stock options are accounted for at their respective fair values and are summarized as follows for the nine months ended January 31, 2020 and 2019:

	2020 $	2019 $

Fair value of non-employee options, beginning of the period	6,191	205,120
Transfer value on exercise of options	-	(23,040)
Fair value of options on vesting	1,820	2,452
Change in fair value of non-employee stock options during the period	17,980	(171,443)

Fair value of non-employee options, end of the period	25,991	13,089

The Company determined the fair value of its non-employee stock options as at January 31, 2020 and April 30, 2019 using the Black-Scholes option pricing model with the following weighted average assumptions:

	January 31, 2020	April 30, 2019

Stock price (CAD$)	0.06	0.07
Exercise price (CAD$)	0.26	0.26
Risk-free interest rate (%)	1.77	1.52
Expected life (years)	2.07	2.23
Expected volatility (%)	126	64
Expected dividends ($)	Nil	Nil

I-Minerals Inc. Notes to the Condensed Interim Consolidated Financial Statements For the nine months ended January 31, 2020 and 2019
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

As at January 31, 2020, the unamortized compensation cost of options is $93,382 and the intrinsic value of options expected to vest is $nil.

Share-based payments are classified in the Company’s Statement of Loss during the nine months ended January 31, 2020 and 2019 as follows:

	2020 $	2019 $
Management and consulting fees	888	4,491
	888	4,491

7.	RELATED PARTY TRANSACTIONS:

During the nine months ended January 31, 2020, management and consulting fees of $72,000 (2019 - $72,000) were charged by RJG Capital Corporation, a wholly-owned company of W. Barry Girling, Director.  Wayne Moorhouse, Director, charged $12,486 (2019 - $4,406) in management and consulting fees.  Gary Childress, Director, charged $10,214 (2019 - $nil) in management and consulting fees.  $16,484 (2019 - $16,595) was charged by Malaspina Consultants Inc. for the services of Matt Anderson, CFO, and are included in professional fees.

Included in accounts payable and accrued liabilities are amounts owed to directors or officers or companies controlled by them.  As at January 31, 2020, the amount was $190,523 (April 30, 2019 – $190,480).  All amounts are non-interest bearing, unsecured, and due on demand.

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

Investing and financing activities that affect recognized assets or liabilities but that do not result in cash receipts or cash payments are excluded from the consolidated statements of cash flows.  During the nine months ended January 31, 2020, the following transactions were excluded from the consolidated statement of cash flows:

a)	The issuance of 1,054,097 common shares at the fair value of $106,858 which was included in commitment to issue shares at April 30, 2019;

b)	The transfer of $2,863,732 of interest payable on the Third, Fifth and Sixth Promissory Notes from accounts payable and accrued liabilities to promissory notes; and,

c)	Deferred mineral property expenditures of $50,062 included in accounts payable and accrued liabilities at January 31, 2020, less $57,744 included in accounts payable at April 30, 2019 (net inclusion of $7,682).

I-Minerals Inc. Notes to the Condensed Interim Consolidated Financial Statements For the nine months ended January 31, 2020 and 2019
(Unaudited - Expressed in US dollars except where otherwise indicated)

During the nine months ended January 31, 2019, the following transactions were excluded from the consolidated statement of cash flows:

a)	The commitment to issue 1,016,111 common shares at the fair value of $124,575 and 139,984 warrants at the fair value of $1,602 pursuant to the promissory notes;

b)	The transfer of $2,254,287 of interest payable on the Third Promissory Notes from accounts payable and accrued liabilities to promissory notes;

c)	The Company issued 1,882,503 common shares with a fair value of $155,229. The common shares were issued as settlement of principal and accrued interest pursuant to the Fourth Promissory Notes; and,

d)	Deferred mineral property expenditures of $76,840 included in accounts payable and accrued liabilities at January 31, 2019, less $140,561 included in accounts payable at April 30, 2018 (net inclusion of $63,721).

10.	SUBSEQUENT EVENT:

Subsequent to January 31, 2020:

i)	The Company received advances of $400,000 under the Sixth Promissory Notes (Note 5).

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

Although the reserves and subsequent financial analyses disclosed in the 2016 FS are no longer current, the mineral resources stated in the 2016 FS remain current and have recently been re-stated in a standalone technical report prepared by SRK Consulting (U.S.).  The updated mineral resource statement from this report contains the same tonnages and grades as were disclosed in the 2016 FS and is summarized below.

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

Updated Measured and Indicated Resource Estimate (SRK 2019)
•	Measured Resources of 5.7 million tons containing 76.5% quartz/K-spar sand, 12.3% Kaolinite and 4.0% Halloysite.
•	Indicated Resources of 15.5 million tons containing 57.0% quartz/K-spar sand, 15.5% Kaolinite and 2.8% Halloysite.
•	667,000 tons of contained halloysite, 3,119,000 tons of contained kaolinite and 13,235,000 tons of contained quartz/K-spar.

2020 Pre-Feasibility Study

The PFS was led by Millcreek Engineering, who were responsible for overall project management and the process plant and infrastructure design (including OPEX and CAPEX) and economic analyses.  Other engineering and geological services were provided by Mine Development Associates (mine modelling; ore scheduling; mineral reserve estimation); SRK Consulting (U.S.) Inc. (mineral resource estimation); and, HDR Engineering Inc. (environmental review).

Highlights of the PFS include:

•	20% Pre-Tax IRR; 18% After Tax IRR
•	US$48.3 million Pre-Tax NPV; US$33.7 million After Tax NPV
•	Initial Capital Cost of US$48.3 million
•	Total Life of Operation Capital Costs of US$54.2 million
•	25 year mine life with 1.04:1 strip ratio

The PFS is based on the production of two minerals, halloysite and kaolinite. The halloysite is beneficiated into two mineral products; HalloPure which is about 70% halloysite and 30% kaolinite and premium quality Ultra-Hallopure which is about greater than 90% halloysite with the balance kaolinite. The quality of Bovill Halloysite is regarded as being exceptional and the research on halloysite applications has dramatically increased over the past 5 years involving polymers, filtration, extruded polystyrene insulation, green technology and life sciences. The kaolinite is flash calcined to produce metakaolin, a Supplementary Cementitious Material (“SCM”) and highly reactive pozzolan that when added to concrete increases strength and durability, reduces permeability, reduces the effect of alkali-silica reactivity and increases resistance to chloride ingress and sulfate attack. By using metakaolin the sustainability of the concrete is increased through longer service life and the carbon footprint is reduced by lowering the quantity of Portland cement. Sand is produced during the production process which meets the specifications of a number of applications including arena sand and USGA bunker and top dressing sand. There is a potential upside from sale of sand which is not included in the project economics and accordingly the sand is not included in the reserves.

A conservative approach to the build-up of sales has been assumed with full production being achieved in the first quarter of the 5th year of operation as some product applications will require development. There is potential for full production to be achieved earlier which would have a corresponding positive effect on the NPV and IRR.

Results of the Pre-Feasibility Study

The PFS individually tracks the production and sale of two halloysite products and a metakaolin product which yield a weighted average price for these products of $810 /ton.  The pricing of the mineral products and associated markets is based on preliminary studies being undertaken by a European company specializing in halloysite research, and a US based SCM expert.

The mineral reserves delineated from the primary clay represent the largest confirmed deposits of high-quality kaolin and halloysite in the western United States. Initial indicative economics were performed assuming a 25-year market for primary clay products and focusing on those areas of the Resources that contain greater concentrations of halloysite and metakaolin.  Mineral Reserves are presented below in Table 2 and production highlights are tabulated in Table 3.

Table 2:  Statement of Mineral Reserves (as of February 25, 2020) All figures thousands of tons*

	Proven	Probable	Total P&P
K Tons	1,310	1,868	3,178
Halloysite %	8.8	8.0	8.3
Halloysite K Tons	115	149	264
Kaolinite %	11.1	22.4	17.7
Kaolinite K Tons	145	418	563
NSR	$ 109	$ 123	$ 117

* Notes on Mineral Reserves:
•	Reserves are based on a $40.00 NSR cutoff grade and pit designs.
•	Rounding of numbers in mineral reserves listed above may cause apparent inconsistencies.
•	The reference point for Mineral Reserves is at the plant stockpile.

Table 3:  Production Highlights

Parameter	Unit	Value
Average Annual Plant Full Production Rate	tons	132,000
Process Throughput Rate (nominal)	tons of ore per op-day	410
Stripping Ratio	waste: ore	1:1
Initial Mine Life	years	25 years

The mineral resource model considers 337 core holes totalling 37,512 feet.  Drilling depth ranges from 20 to 260 ft., averaging 111 ft. All drill holes have a vertical orientation with hole spacing on approximate 100 or 200 ft. centers.  Grade estimations were made using inverse distance squared for all the mineralized domains. Assays were composited to 10 ft. lengths. All estimations are based on a homogeneous block model with dimensions of 20 ft. X 20 ft. X 10 ft. block size based on current drill hole spacing and a potential open pit bench height.  The block model is subdivided into four model areas based primarily on the geographic location.

Technical-economics indicate an NPV10% of US$48 million on a pre-tax basis and NPV10% of US$34 million on an after-tax basis, with a pre-tax IRR of 20% and an after tax IRR of 18%.  Payback will occur during the 6th year from pre-development. Economic results are summarized in Table 4 below.

Table 4:  Economic Results*

Description	LoM Value Pre-Tax (US$Millions)	LoM Value After-Tax (US$Millions)	Unit Cost [1] (US$/ton) total	Unit Cost [2] (US$/ton) Mill feed	Unit Cost [3] (US$/ton) product
Gross Revenue	597,638	597,638	94.49	192.04	809.81
Royalties (5% sales)	29,882	29,882	4.72	9.60	40.49
Net Revenue	567,756	567,756	89.76	182.44	769.32
Mining Costs	36,125	36,125	5.71	11.61	48.95
Processing Costs	164,963	164,963	26.08	53.01	223.53
G&A Costs	36,234	36,234	5.73	11.64	49.10
Closure / Reclamation Costs	7,219	7,219
Operating Costs	244,541	244,541	38.66	78.58	331.36
Contractor Capital	1,323	1,323	0.21	0.43	1.79
Owners Operations Capital	2,943	2,943	0.47	0.95	3.99
Plant & Equipment	37,772	37,772	5.97	12.14	51.18
Contingency	6,306	6,306	1.00	2.03	8.54
Sustaining Capital	5,881	5,881	0.93	1.89	7.97
LoM Capital	54,225	54,225	8.57	17.42	73.48
Taxes		62,779	9.93	20.17	85.07
Subtotal Capital & Tax	54,225	117,004	18.50	37.60	158.54
CASH FLOW	268,989	206,210
NPV6%	$97,242	$72,379
NPV10%	$48,281	$33,743
NPV14%	$20,831	$11,848
IRR	20%	18%

* Differences in totals and subtotals are due to rounding, and are not material to the results presented.
1 Total tons are combined tons waste stripped, and primary clay mined
2 Total tons of primary clay mined sent to plant. Does not include tons of waste stripped
3. Average cost per ton of mineral product produced

In May 2017, the Idaho Department of Lands (“IDL”) accepted our operation and reclamation plan.  We have since re-engaged with the IDL to discuss changes to the operation and reclamation plan given the reduced impacts of the smaller operation.

Plan of Operation

During the next twelve months, our plan of operation is to complete the Prefeasibility study (“PFS”) being undertaken by Millcreek Engineering (“Millcreek”) and assuming the results of the PFS are satisfactory, move to a full Feasibility Study (“FS”).  In May 2017, the IDL accepted our Operation and Reclamation Plan on the Bovill Kaolin Project.  We have advised the IDL we will be amending our Operation and Reclamation plan to reflect the smaller operation. We have received initial power demand estimates from Millcreek and based on preliminary discussions with Avista, the local utility, more limited upgrades to the electricity grid are required than was previously required for the previously evaluated larger four mineral operation. In the interim we will continue to strengthen our customer list and continue discussions to raise the capital to fund the mine construction.

Outlook

Our focus continues to be the detailed assessment of all of our mineral assets and advancing the Bovill Kaolin Project towards production.  The Company has elected to initially focus on the development of a metakaolin and halloysite operation.  After receiving operating cost and capital cost estimates from Millcreek Engineering it has engaged Millcreek to complete a PFS.  The envisaged plant would produce 10,000 tons of halloysite and 20,000 tons of metakaolin annually.  Mine Development Associates of Reno (“MDA”) has completed a mine plan targeting the more clay rich (kaolin and halloysite) sections of the deposit resulting in a material increase the halloysite and kaolinite grade.  Filing of the compete NI 43-101 report is expected prior to April 15, 2020.

All bulk sampling at GMT has been completed resulting in changes to the process flow sheet including the installation of a hammer mill at the front end of the circuit and the incorporation of a new hydrocyclone processing step to improve clay/sand separation.  The pilot scale hydrocyclone test work resulted in the clay yields increasing to about 30% as compared with a yield of 22%.  Successful implementation of the hydrocyclone processing has resulted in increased production of ULTRA HallopureÒ and HalloPureÒ halloysite products and kaolin for metakaolin production beyond the rates achieved in pilot plant work associated with the feasibility study.  About 1,000 pounds of the kaolin processed at the pilot plant has been calcined into a metakaolin product.  Small portions of the halloysite have been successfully beneficiated into value added products for testing in air and gas filtration applications. Initial testing of the halloysite beneficiated for filtration applications is underway with preliminary results very encouraging. Results from the current pilot plant have been incorporated into the PFS.

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

Results of Operation

Nine months ended January 31, 2020

We recorded a loss of $3,976,796 ($0.04 per share) for the nine months ended January 31, 2020 as compared to a loss of $2,587,404 ($0.03 per share) for the nine months ended January 31, 2019.  The increase in the loss recorded for the period ended January 31, 2020 as compared to the period ended January 31, 2019 is the net result of changes to a number of expenses.  Of note are the following items:

•	Management and consulting fees of $151,840 (2019 - $144,954) are comprised of fees to manage our Company and stock-based compensation. The stock-based compensation recognized in the current period was $888 (2019 - $4,491). Approximately 75% of the fees to manage our Company are charged to management and consulting fees and the other 25% is charged to mineral property expenditures.
•	Mineral property expenditures of $1,080,203 (2019 - $255,413) are costs incurred on our Helmer-Bovill Property. The expenses increased this period compared to the 2019 period as we are now expensing all mineral property expenditures while in the 2019 period, we capitalized $685,617 of development costs. The main components of costs during the current period included engineering and consulting ($466,443) and metallurgy ($314,642). During the current period, the Company continued mineral product optimization and work on the Prefeasibility Study.
•	General and miscellaneous expenses of $225,293 (2019 - $469,068) are comprised of office and telephone expenses, payroll taxes, medical benefits, insurance premiums, travel expenses, promotional expenses, shareholder communication fees, transfer agent fees and filing fees. The decrease during the current period was due to a reduction in shareholder communications fees and severance costs.
•	Professional fees of $135,956 (2019 - $110,418) include legal fees, audit fees and financial consulting fees.
•	Accretion expense of $60,348 (2019 - $217,408) is the amortization of the fair value of bonus shares and bonus warrants issued to the lender of the promissory notes. The bonus shares and bonus warrants are amortized over the life of the promissory notes.
•	Interest expense of $2,298,326 (2019 - $1,714,037) is from promissory notes that bear interest at the rates of 12%-14% per year. Interest increased as additional funds were advanced.
•	We recorded a loss on change in fair value of derivative liabilities of $17,980 (2019 – gain of $268,615). The change in fair value of derivative liabilities is based on the change in remaining term of derivative instruments and our stock price. The derivatives include warrants as well as stock options granted to non-employees. The derivative liabilities do not represent cash liabilities. During Q3 fiscal 2019, the derivative warrants expired unexercised.
•	In Q3 2019, we recorded a gain on debt settlement of $57,760 from settling the Fourth Promissory Notes principal and interest in common shares with a fair value less than the book value of the notes.

Three months ended January 31, 2020

We recorded a loss of $1,352,633 for the three months ended January 31, 2020 as compared to a loss of $968,926 for the three months ended January 31, 2019. The increase in the loss recorded for the three months ended January 31, 2020 as compared to the three months ended January 31, 2019 is the net result of changes to a number of expenses as noted above under the nine months ended January 31, 2020 and 2019. In particular, there was an increase in the interest expense from $603,977 to $809,615 and an increase in mineral property expenditures from $139,883 to $355,998.

Liquidity and Capital Resources

Our aggregate operating, investing and financing activities during the nine months ended January 31, 2020 resulted in a net cash outflow of $98,599 (2019 – inflow of $320,000).  As at January 31, 2020, we had a working capital deficiency of $27,833,723.

During the nine months ended January 31, 2020, $3,893,367 was used in operations before changes in non-cash operating working capital items (2019 - $2,695,607).  During the nine months ended January 31, 2020, we spent $13,030 on investing activities (2019 - $754,340) and we received $1,380,000 from financing activities (2019 - $2,021,084).

We have been financed by advances pursuant to promissory notes advanced by BV Lending LLC, an entity controlled by Allen L. Ball, a member of our Board of Directors and our largest shareholder (the “Lender”).  During the nine months ended January 31, 2020, the Company was receiving advances pursuant to the Fifth Promissory Notes and Sixth Promissory Notes.  As at January 31, 2020, the principal balance of the promissory notes was $26,989,617.

On October 25, 2019, the Company entered into a loan agreement with the Lender pursuant to which up to $700,000 will be advanced to the Company in tranches (the “Sixth Promissory Notes”).  On January 20, 2020, the Company entered into an amending agreement whereby the Lender agreed to advance an additional $600,000 under the same terms as the Sixth Promissory Notes.  As at January 31, 2020, the Company had received $700,000 in advances pursuant to the Sixth Promissory Notes.  Subsequent to January 31, 2020, the Company received advances of $400,000.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable

Item 4. Controls and Procedures.

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of January 31, 2020. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of January 31, 2020.  There were no material changes in the Company’s internal control over financial reporting during the third quarter of fiscal 2020.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act (The “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the nine months ended January 31, 2020, our U.S. exploration and evaluation property was not subject to regulation by the Federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977 (the "Mine Act").

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

(c)	a continuing and unconditional guaranty by I-Minerals, Inc. to BV Lending LLC.

Item 6. Exhibits.

3.1	Certificate of Continuation.(2)
3.2	Articles of Continuance.(2)
3.3	Certificate of Amendment.(2)
3.4	Articles of Amendment.(2)
3.5	By-Laws.(2)
10.1	Assignment Agreement with Contingent Right of Reverter dated August 10, 2002, between the Company, Idaho Industrial Minerals, LLC and Northwest Kaolin Inc.(2)
10.2	Amendment and Ratifications of Assignment Agreement with Contingent Right of Reverter dated August 10, 2005, between the Company, Idaho Industrial Minerals, LLC and Northwest Kaolin Inc.(2)
10.3	Second Amendment and Ratifications of Assignment Agreement with Contingent Right of Reverter dated August 10, 2005, between the Company, Idaho Industrial Minerals, LLC and Northwest Kaolin Inc.(2)
10.4	Third Amendment and Ratifications of Assignment Agreement with Contingent Right of Reverter dated August 10, 2008, between the Company, Idaho Industrial Minerals, LLC and Northwest Kaolin Inc.(2)
10.5	Fourth Amendment and Ratifications of Assignment Agreement with Contingent Right of Reverter dated January 1, 2010, between the Company, Idaho Industrial Minerals, LLC and Northwest Kaolin Inc.(2)
10.6	Employment Agreement dated April 1, 2013 between the Company and Thomas M. Conway.(2)
10.7	Loan Agreement dated September 13, 2013 between the Company and BV Lending LLC.(2)
10.8	Stock Option Plan.(1)
10.9	Sales Agreement dated April 28, 2014 between I-Minerals USA, Inc. and Pre-Mix, Inc.(2)
10.10	Loan Agreement dated February 18, 2015 between the Company and BV Lending LLC.(3)
10.11	Amendment Agreement dated December 1, 2015 between the Company and BV Lending LLC.(4)
10.12	Loan Agreement dated June 1, 2016 between the Company and BV Lending LLC. (5)
10.13	Amending Agreement dated October 25, 2017 between the Company and BV Lending LLC. (6)
10.14	Amending Agreement dated January 18, 2018 between the Company and BV Lending LLC. (7)
10.15	Amending Agreement dated March 30, 2018 between the Company and BV Lending LLC. (8)
10.16	Employment Agreement dated March 1, 2018 between the Company and John Theobald. (9)
10.17	Settlement Agreement dated August 3, 2018 between the Company and Thomas Conway. (9)
10.18	Loan Agreement dated September 11, 2018 between the Company and BV Lending LLC. (9)
10.19	Amending Agreement dated March 27, 2019 between the Company and BV Lending LLC. (10)
10.20	Amending Agreement dated June 28, 2019 between the Company and BV Lending LLC. (10)
10.21	Loan Agreement dated October 25, 2019 between the Company and BV Lending LLC. (11)
10.22	Amending Agreement dated October 25, 2019 between the Company and BV Lending LLC. (12)
10.23	Amending Agreement dated November 25, 2019 between the Company and BV Lending LLC. (12)
10.24	Amending Agreement dated January 20, 2020 between the Company and BV Lending LLC.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (Rule 13a-14 and 15d-14 of the Exchange Act)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (Rule 13a-14 and 15d-14 of the Exchange Act)
32.1	Certification of Chief Executive Officer pursuant to pursuant to Section 1350 of Title 18 of the United States Code
32.2	Certification of Chief Financial Officer pursuant to pursuant to Section 1350 of Title 18 of the United States Code

Notes:
(1)	Filed as an exhibit to our Registration Statement on Form 10 filed with the SEC on November 17, 2014.
(2)	Filed as an exhibit to our Registration Statement on Form 10/A filed with the SEC on December 24, 2014.
(3)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on March 11, 2015.
(4)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on December 7, 2015.
(5)	Filed as an exhibit to our Form 10-Q filed with the SEC on September 14, 2016.
(6)	Filed as an exhibit to our Form 10-Q filed with the SEC on December 15, 2017.
(7)	Filed as an exhibit to our Form 10-Q filed with the SEC on March 14, 2018.
(8)	Filed as an exhibit to our Form 10-K filed with the SEC on August 3, 2018.
(9)	Filed as an exhibit to our Form 10-Q filed with the SEC on September 14, 2018.
(10)	Filed as an exhibit to our Form 10-K filed with the SEC on July 29, 2019.
(11)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on November 8, 2019.
(12)	Filed as an exhibit to our Form 10-Q filed with the SEC on December 16, 2019.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

I-MINERALS INC.

Date:	March 13, 2020	By:	/s/ John Theobald
JOHN THEOBALD
Chief Executive Officer and President
(Principal Executive Officer)

Date:	March 13, 2020	By:	/s/ Matthew Anderson
MATTHEW ANDERSON
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)