Form 10-K
period 2020-04-30
I-Minerals Inc
filed 2020-07-28
CIK 1405663

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[ x ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: April 30, 2020

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

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $1.2 million, based upon the closing sale price of the registrant’s common stock as reported by the TSX Venture Exchange on October 31, 2019 and converted to USD based on the Bank of Canada noon rate as of the same date.

As of July 28, 2020, the registrant had 93,730,212 outstanding shares of common stock.

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

Our Principal Projects

Our activities at the Helmer-Bovill Property are focused on developing the Bovill Project.

The Bovill Project

Our lead project, the Bovill Project, is a strategically located long term resource of quartz, potassium feldspar (“K-spar”), halloysite and kaolinite formed through weathering of a border phase of the Idaho Batholith causing all minerals to be contained within a fine white clay-sand mixture referred to as “primary clay.” The Bovill Project is located within 3 miles of state highways with electricity and natural gas already at the property boundary.

Since 2010, our exploration work has focused diamond drilling on the Bovill Project.  To date, a total of 322 diamond drill holes have been drilled totaling 35,909 feet.  As a result of these drill campaigns, four deposits have been identified: Kelly’s Hump, Kelly’s Hump South, Middle Ridge and WBL.

In June 2014, we completed an updated pre-feasibility study on the Bovill Project (the “2014 PFS”) and on March 8, 2016, we announced the economic results of our initial feasibility study (the “2016 FS”).  However, based on the results of an updated independent market study it is apparent that fundamental changes in the businesses that consume our minerals has taken place over the past several years.  These changes include offshoring and reformulation wherein industries that had previously used K-spar for example have reformulated their production batches using alternate minerals.  Markets do exist for all of the minerals contained within the Bovill Project but not in the volumes contemplated in the 2016 FS.  Accordingly, the 2016 FS is considered not to be current and should not be relied upon and previously disclosed proven and probable reserve estimates for the Bovill Project should no longer be classified or relied upon as such.

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

2020 Pre-Feasibility Study

In addition, the Company engaged MillCreek Engineering of Salt Lake City, Utah to estimate the capital and operating costs for a smaller plant capable of producing up to 20,000 tons of metakaolin and 10,000 tons of halloysite per year.  The estimated Operating Costs and Capital Cost fell in line with expectations and the Company retained MillCreek to complete a Pre-Feasibility Study of a metakaolin and halloysite operation.  It is envisioned that the sand fraction (K-spar and quartz) will be screened and sold into lower value industrial applications.

On March 3, 2020, we announced a pre-feasibility study of our metakaolin and halloysite operation (the “2020 PFS”).  The 2020 PFS was led by Millcreek Engineering, who were responsible for overall project management and the process plant and infrastructure design (including OPEX and CAPEX) and economic analyses.  Other engineering and geological services were provided by Mine Development Associates (mine modelling; ore scheduling; mineral reserve estimation); SRK Consulting (U.S.) Inc. (mineral resource estimation); and, HDR Engineering Inc. (environmental review).

Highlights of the PFS include:

  20% Pre-Tax IRR; 18% After Tax IRR
  US$48.3 million Pre-Tax NPV; US$33.7 million After Tax NPV
  Initial Capital Cost of US$48.3 million
  Total Life of Operation Capital Costs of US$54.2 million
  25 year mine life with 1.04:1 strip ratio

The 2020 PFS is based on the production of two minerals, halloysite and kaolinite. The halloysite is beneficiated into two mineral products; HalloPure which is about 70% halloysite and 30% kaolinite and premium quality Ultra-Hallopure which is greater than 90% halloysite with the balance kaolinite. The quality of Bovill Halloysite is regarded as being exceptional and the research on halloysite applications has dramatically increased over the past 5 years involving polymers, filtration, extruded polystyrene insulation, green technology and life sciences. The kaolinite is flash calcined to produce metakaolin, a Supplementary Cementitious Material (“SCM”) and highly reactive pozzolan that when added to concrete increases strength and durability, reduces permeability, reduces the effect of alkali-silica reactivity and increases resistance to chloride ingress and sulfate attack. By using metakaolin the sustainability of the concrete is increased through longer service life and the carbon footprint is reduced by lowering the quantity of Portland cement. Sand is produced during the production process which meets the specifications of a number of applications including arena sand and USGA bunker and top-dressing sand. There is a potential upside from sale of sand which is not included in the project economics and accordingly the sand is not included in the reserves.

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

Updated Mineral Reserves

	Proven	Probable	Total P&P
K Tons	1,310	1,868	3,178
Halloysite %	8.8	8.0	8.3
Halloysite K Tons	115	149	264
Kaolinite %	11.1	22.4	17.7
Kaolinite K Tons	145	418	563
NSR	$ 109	$ 123	$ 117

* Notes on Mineral Reserves:

  Reserves are based on a $40.00 NSR cutoff grade and pit designs.
  Rounding of numbers in mineral reserves listed above may cause apparent inconsistencies.
  The reference point for Mineral Reserves is at the plant stockpi

The full 2020 PFS was filed on www.sedar.com on April 16, 2020 and is available on the Company’s website.

Industrial Minerals

In carrying out our activities at the Bovill Project, we are focused on the evaluation of the economic viability of a smaller halloysite and metakaolin operation.

Kaolin and Metakaolin

Kaolin is a raw material used in the ceramic industry, especially in fine porcelains.  Large quantities of kaolin are used in paper coating, filler, paint, plastics, fiberglass, catalysts, and other specialty applications. It is also used as a key ingredient in natural pesticides that are suitable for organic farming applications.

When kaolin is heated to about 850°, it is transformed into a dehydrated phase called "metakaolin."  Metakaolin is considered a premium pozzolanic material as it adds strength and durability to cement based products.  When metakaolin is added to cement-based mortars, it causes an aggressive reaction with calcium hydroxide (lime), turning the lime into a cementitious material yielding cement with enhanced performance characteristics including increased strength; reduced permeability; greater durability; effective control of efflorescence; and control of degradation caused by Alkali-Silica Reaction.  A bridge deck in a northern climate where it is subject to the wear and tear associated with plowing and salting is a prime metakaolin application.  We are continuing long term testing process of several metakaolin products produced from the Bovill Project deposits and have received ASTM C-618 certification for two of our metakaolin products known as “I-POZZ” indicating I-POZZ is an accredited pozzolan that meets all strength and water consumption requirements.  ASTM C-618 certification is a prerequisite for sales into the cement industry.  Pilot plant testing of flash calcination technologies has lowered water consumption even further below ASTM C-618 standards.  Additional testing is focused on optimizing the fineness of the grind or particle size to create the metakaolin product that provides the greatest strength while meeting the water requirement criteria.

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

In order to carry out mining activities, we are required to obtain a Mine Plan for Operations (“MPO”) and Reclamation Plan (“ORP”).  In May 2017, we received an ORP for mining activities on the Bovill Project.  This ORP permits us to mine Bovill Kaolin for a period of 26 years.  In 2012, we received an ORP for the extraction of sand tailings on the WBL Tailings Project.  The ORP permits us to mine the sand tailings between May to October for a period of 10 years (2012 – 2022).

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

In the application for the Mine Plan of Operations and Reclamation Plan (“MPO”), costs are estimated for reclamation after 12 months of work, which would include construction, and for reclamation of the entire project and the IDL must agree to those costs.  Once the MPO is granted, I-Minerals must submit a surety or cash bond for the first 12 months to begin activities. After the first 12 months, the bond is increased to the full costs estimated to clean up the entire project.

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

A reclamation bond of US$7,600 has been posted to cover the current plan of operations. The Storm Water Pollution Prevention Plan (SWPPP) has been publicly noted without objection as of November 16, 2012.  The Company does not view the current environmental liability to be material as of April 30, 2020 as the amount is estimated to be below $5,000.  Under our current ORP, we will be required to pay a reclamation bond of approximately $3,000,000.

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

Our operations may be materially and adversely impacted by the COVID-19 pandemic

The Company faces risks related to health epidemics and other outbreaks of communicable diseases, which could significantly disrupt its operations and may materially and adversely affect its business and financial conditions. In December 2019, an outbreak of a novel strain of coronavirus (“COVID-19”) emerged and has since spread worldwide, posing public health risks that have reached pandemic proportions. In March 2020, the World Health Organization declared COVID-19 a pandemic. During the first quarter of 2020 and subsequent to March 31, 2020, the COVID-19 pandemic has had a material impact on the global economy, the scale and duration of which remain uncertain. The COVID-19 pandemic has also disrupted global supply chains and workforce participation and created significant volatility and disruption of financial markets. A prolonged economic downturn and adverse impact to global economies or a sustained slowdown in growth or demand could have an adverse effect on the commodity prices and/or our ability to raise financing to meet our ongoing obligations.  The full extent to which COVID-19 impacts the Company will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning COVID-19 and the actions required to contain or treat its impact, among others. Investors are cautioned that operating and financial performance may vary from the expectations of management and our previously issued financial outlook as a result of the evolving COVID-19 environment.

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

We are an exploration/evaluation stage company that has incurred net losses since inception, we have not attained profitable operations and we are dependent upon obtaining adequate financing to complete our exploration activities.  The success of our business operations will depend upon our ability to obtain further financing to complete our development of the Bovill Project and to attain profitable operations. If we are not able to complete a successful exploration program and attain sustainable profitable operations, then our business will fail.

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

There is currently a limited public market for our common shares. Our common shares trade in Canada on the TSX Venture Exchange and over the counter in the United States on the OTC Pink market place. We cannot assure you that an active market for our shares will be established or maintained in the future. The OTC Pink is not a national securities exchange, and many companies have experienced limited liquidity when traded through this quotation system. Trading in our shares on the TSX Venture Exchange has sometimes been sporadic.  Holders of our common shares may, therefore, have difficulty selling their shares, should they decide to do so. In addition, there can be no assurances that such markets will continue or that any shares, which may be purchased, may be sold without incurring a loss. The market price of our shares, from time to time, may not necessarily bear any relationship to our book value, assets, past operating results, financial condition or any other established criteria of value, and may not be indicative of the market price for the shares in the future.

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

HELMER-BOVILL PROPERTY

We own a 100% interest in our lead mineral project called the Helmer-Bovill Property.  Our activities at the Helmer-Bovill Property are focused on developing the Bovill Project and the WBL Tailings Project, which are located within the Helmer-Bovill Property.

The mineral leases are in good standing until March 1, 2023 at which time they will be held by us contingent on production pursuant to the statutory language of Idaho Code 47-704(2).

The technical information appearing below concerning the Helmer-Bovill Property is derived from the April 17, 2019 report 43-101 Resource Technical Report Re-issue Bovill Project, Idaho Report Prepared by SRK Consulting (U.S.), Inc. SRK Project Number: 165800.110 Signed by Qualified Persons: Matthew Hastings, MSc Geology, MAusIMM (CP) Brooke Miller Clarkson, MSc, CPG Reviewed by: William Cain, BSc Geology.

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

2020 Pre-Feasibility Study

In March 2020, we announced the completion of our pre-feasibility study (the “2020 PFS”) on the Bovill Kaolin Project in accordance with NI 43-101.  The 2020 PFS was filed on SEDAR on April 16, 2020 and is titled “Bovill Project Pre-Feasibility Study” dated March 31, 2020 and prepared by Millcreek Engineering , Mine Development Associates, HDR Engineering Inc., SRK Consulting (U.S.), Inc. and Tetra Tech, Compiled By Millcreek Engineering •, A summary of the project economics contained in the 2020 PFS is set forth below.

Economic Analysis

The economic analysis results of the Bovill Kaolin Project indicate an NPV 10% of US$48.281 million and an IRR of 20 % on a pre-tax basis.  An after-tax basis analysis indicates an NPV 10% of US$$33.743 million with an IRR of 18%.  Our analysis estimates that payback will be within 6 years from the start of production.  The economic analysis is based on the following assumptions and estimates:

  a mine life of 25 years.
  Average Annual Plant Production Rate of 233,000 tons when at full production after a 4 year ramp up period
  Waste : Ore stripping ratio of 1.1
  an average operating cost of US$331.36/t of product or US$78.58 /t of millfeed capital costs (which includes reclamation and closure costs) of US$120 million over life of mine, which consist of US$48.3 million initial capital cost, US$5.9 million sustaining capital cost and US$3.5 million in working capital

The results of our economic analysis are set forth in the table below:

Description	LoM Value Pre-Tax (US$Millions)	LoM Value After-Tax (US$Millions)	Unit Cost [1] (US$/ton) total	Unit Cost [2] (US$/ton) Mill feed	Unit Cost [3] (US$/ton) product
Gross Revenue	597,638	597,638	94.49	192.04	809.81
Royalties (5% sales)	29,882	29,882	4.72	9.60	40.49
Net Revenue	567,756	567,756	89.76	182.44	769.32
Operating Costs	244,541	244,541	38.66	78.58	331.36
LoM Capital	54,225	54,225	8.57	17.42	73.48
Taxes		62,779	9.93	20.17	85.07
Subtotal Capital & Tax	54,225	117,004	18.50	37.60	158.54
CASH FLOW	268,989	206,210
NPV6%	$97,242	$72,379
NPV10%	$48,281	$33,743
NPV14%	$20,831	$11,848
IRR	20%	18%

            *           Differences in totals and subtotals are due to rounding, and are not material to the results presented.

1          Total tons are combined tons waste stripped, and primary clay mined

2          Total tons of primary clay mined sent to plant.  Does not include tons of waste stripped

3.         Average cost per ton of mineral product produced

Mining Method

The Bovill Project has been planned as an open-pit truck and excavator operation. The truck and excavator method provides reasonable cost benefits and selectivity for this type of deposit. Only open-pit mining methods are considered for mining at the Bovill Project.

Material being mined consists of clays and soils, and as such, no drilling or blasting is anticipated. Most sampling will be done from mining faces, however some auger drilling will be done where additional ore control data is required.

Industrial Minerals Markets, Pricing and Contracts

Metakaolin

For the purposes of the 2020 PFS, it has been assumed that the Bovill Metakaolin product would be sold at $400/t (FOB, mine gate, see below).

Pricing has been based on an understanding of the regional market by an independent expert. While relevant 3rd party pricing reports are not readily available, some general pricing and market information is available through publications from the Portland Cement Association (PCA).

It is understood that there are no commercial contracts currently in place concerning sales or offtakes, etc.

Halloysite

The 2020 PFS has assumed the price for the HalloPure product to be €1250/tonne (US$1,255/t).

Likewise, projections for a high-purity, premium product, equivalent to the ‘ULTRA HalloPure product, are $2,000/t. Some applications may fetch a higher price.  For example, a processed form of the high-purity halloysite product might replace activated charcoal in some applications, which has a price as high as $6,000/t. The price for the ULTRA HalloPure product is assumed to be €2000/tonne ($2,007/t).

It is understood that there is a contract in place with Speed Care Mineral GmbH (Germany) who intend to use ULTRA HalloPure to produce a wound dressing. The company is currently in the process of securing the necessary licenses and regulatory approvals.

Sand Products

Sand produced from the Bovill project was independently tested by Tifton Physical Soil Testing Laboratory (late 2019) to assess its ability to meet specifications defined by the United States Golf Association (USGA) guidelines for selecting ‘bunker sand’ (i.e., the sand used to fill golf course bunkers).

The lab found that the sand produced would serve as a “very good” bunker sand because of such characteristics as a favorable particle size distribution and shape, color, high silica content and permeability, among others.

The potential sand resource and reserves have not yet been fully characterized and are excluded from this report. There remains a potential that future work may show that some portion of the sand may be economically recoverable, either as bunker sand or other specialty sand products such as equestrian sand and mortar sand.

Capital Costs

Capital cost estimates are summarized in the table below:

Item	CapEx ($000)
Contractor
Mobilization	133
Site Preparation	254
Pre-Production Opex	936
Sub-Total	$1,323
Owner's Operations
Eng. & Office Equip.	60
GPS / Survey Equip.	80
Light Vehicles	111
Buildings	100
Pre-Production Opex	2,592
Sub-Total	$2,943
Owner's Plant
Eng. and mgmt., misc.	5,171
Mechanical, equip./ install.	13,982
Structural, equip./ install.	10,249
Electrical, equip./ install.	5,698
Civil, equip./ install.	2,673
Sub-Total	$37,772
Capital Contingency (15%)	6,306
TOTAL	$48,344

Sustaining Capital

Sustaining capital for the remainder of the LOM is estimated at $5.9M, or approximately $205,000 per year. This covers annual mobilization and site preparation costs for the contractor, and replacement of light vehicles (useful lives of 7 years).

The plant equipment is expected to be have a useful live equal to the LOM (25 years) so will require minimal sustaining capital. It is noted that the operating costs include a factor for both minor maintenance as well as overhaul, and furthermore that processing of an almost entirely clay product is thought to be of relatively low intensity and demand from plant equipment.

Working Capital

It is expected that some measure of working capital will be require to ‘bridge the gap’ between outlay of capital expenses and revenues. It was assumed that the initial working capital would be equal to approximately 50% of the operating cost in Year 1 (results in working capital of $3.5M). An equal amount is then deducted from the capital cost schedule at the end of the LOM.

Operating Costs

Operating cost estimates are summarized in the table below:

Task	OpEx (US$ 000)	OpEx ($/t*)
Labor (Owner's ops)	7,350	1.16
M&S (operations)	746	0.12
Labor (plant)	85,754	13.56
M&S (plant)	71,113	11.24
Reclamation & Closure	7,219	1.14
G&A	36,234	5.73
TOTAL	$208,416	$32.95

CIM Mineral Resource Estimate

We have prepared a CIM measured and indicated resource estimate on the Bovill Kaolin Project as set out in the table below.  The resource estimate does not utilize a cut-off grade as all recovered material in the resource estimation contains sufficient sand, kaolinite or halloysite that can be mined for profit.

Classification	Resource Area	Tons (000s)	Kaolinite (%)	Halloysite (%)	Kaolinite Tons (000s)	Halloysite Tons (000s)
Measured	Kelly's Hump	3,540	13.08	3.86	463	137
	Middle Ridge	2,180	10.95	4.15	239	91
	Sub-Total	5,720	12.27	3.97	702	228
Indicated	Kelly's Hump	7,500	14.81	2.77	1,110	208
	Middle Ridge	5,140	17.91	3.61	920	185
	WBL	2,900	13.31	1.62	386	47
	Sub-Total	15,540	15.56	2.83	2,416	440
Measured & Indicated	Kelly's Hump	11,040	14.26	3.12	1,574	344
	Middle Ridge	7,320	15.83	3.77	1,159	276
	WBL	2,900	13.31	1.62	386	47
	Total	21,260	14.67	3.14	3,119	667
Overall pit slope angle in soil was 34, in mineralized material, 43.
Optimized pit extents were constrained by the lease boundaries and delineated wetlands areas, both of which were provided by HDR Engineering Inc. (2013).
Total Kaolinite recovery assigned to 95%.

CIM Mineral Reserve Estimate

The table below reports the proven and probable reserves on the Bovill-Kaolin Project.  Resulting reserves for each of the phases are shown in the table following, along with associated waste by pit phase.

Proven and Probable Reserves*

	Proven	Probable	Total P&P
Total Tons (kt)	1,310	1,868	3,178
Halloysite (%)	8.8	8.0	8.3
Halloysite (kt)	115	149	264
Kaolinite (%)	11.1	22.4	17.7
Kaolinite (kt)	145	418	563
NSR ($/t)	$108	$123	$117

*Notes on mineral reserves:

·       Reserves are based on a $40.00 NSR cutoff grade and pit designs.

·       Rounding of numbers in mineral reserves listed above may cause apparent inconsistencies.

Proven and Probable Reserves with Associated Waste

Pit Phase	Proven and Probable Reserves						Waste (kt)	Total (kt)	Strip Ratio
	kt	Halloysite (%)	Halloysite (kt)	Kaolinite (%)	Kaolinite (kt)	NSR ($/ton)
Middle Ridge Phase 1	200	12.3	24	19.5	39	160	225	425	1.13
Middle Ridge Phase 1	69	6.1	4	62.4	43	184	175	244	2.55
Middle Ridge Phase 4	998	8.7	87	11.1	110	108	493	1,491	0.49
Middle Ridge Phase 5	90	2.1	2	69.3	63	157	395	485	4.38
North Kelly's Hump Phase 1	379	10.4	40	12.9	49	129	412	791	1.09
North Kelly's Hump Phase 2	619	8.4	52	12.4	77	108	695	1,314	1.12
North Kelly's Hump Phase 3	174	9.2	16	12.0	21	115	126	300	0.73
North Kelly's Hump Phase 5	77	7.1	5	44.6	34	159	93	169	1.21
South Kelly's Hump Phase 1	573	5.9	34	22.3	128	102	533	1,105	0.93
Total	3,178	8.3	264	17.7	563	117	3,147	6,325	0.99

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

Cautionary Note to U.S. Investors:  This section and other sections of this document contain the terms “measured mineral resources,” “indicated mineral resources,” “inferred mineral resources,” “proven mineral reserves,” and “probable mineral reserves” as defined in accordance with Canadian National Instrument 43-101 – Standards of Disclosure for Mineral Projects (“NI 43-101”) and the Canadian Institute of Mining, Metallurgy and Petroleum (the “CIM”) – CIM Definition Standards on Mineral Resources and Mineral Reserves, adopted by the CIM Council, as amended (the “CIM Definition Standards”). These definitions differ from the definitions in the United States Securities and Exchange Commission (“SEC”) Industry Guide 7 (“SEC Industry Guide 7”) under the United States Securities Act of 1933, as amended (the “Securities Act”). Under SEC Industry Guide 7 standards, a “final” or “bankable” feasibility study is required to report reserves, the three-year historical average price is used in any reserve or cash flow analysis to designate reserves, and the primary environmental analysis or report must be filed with the appropriate governmental authority.  Please note the following regarding these terms:

●          “Mineral resource”,“Measured mineral resources” and “indicated mineral resources”.  We advise U.S. investors that although these terms are recognized and required by Canadian regulations, these terms are not defined in SEC Industry Guide 7 and the SEC does not normally permit such terms to be used in reports and registration statements filed with the SEC. U.S. investors are cautioned not to assume that any part or all of the mineral deposits in these categories will ever be converted into reserves.

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

Current Activities

Bovill Project

The company is taking a sequential approach to the development of the Bovill Project.  The first hase it the amendment of our Operations and Reclamation Plan (“ORP”) with the Idaho Department of Lands.  With the changes to the business plan to focus on the production of halloysite and metakaolin, the mine plan was revised to focus on those areas which host increased concentrations of halloysite and kaolin.  This resulted in a reconfiguration of the open pits where these minerals are proposed to be mined.  As a result of the reconfiguration of the open pits, the areas of disturbance and road design to service the mining operations has changed, triggering the need to amend the previously approved ORP.  In general, the disturbed area is smaller than the disturbed area in the prior ORP.

Concurrent with the updating of the ORP, the development of a market for sand is ongoing.  Target markets include bunker sand and top dressing for golf courses, equestrian sand and other applications.  Market development for the halloysite is ongoing with global interest in our products continuing to develop with strong interest being shown by several South Korean companies.  Treated halloysite is also being tested in air filtration activities as an environmentally friendly alternative to activated charcoal.

Upon approval of the ORP, we intend to initiate a Feasibility Study (“FS”) and Front End Engineering Design Study(“FEED Study”).  Based upon the feedback from the various consultants working on the ORP, we expect to commence the FS and FEED Study early in the fourth calendar quarter of 2020.

The ORP, FS and FEED Study is forecasted to take a minimum of 6 months and a maximum of 12 months to complete.  Estimated costs to complete is estimated as follows:

Feasibility Study and FEED Study	$ 885,000
Operations and Reclamation Permit	140,000
Mineral Marketing	420,000
General and administrative	650,000
Sub total	2,095,000
Contingency	105,000
Total	$ 2,200,000

Item 3. Legal Proceedings.

None.

Item 4. Mine Safety Disclosures.

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act (The “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the fiscal year ended April 30, 2020, our U.S. exploration properties were not subject to regulation by the Federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977 (the "Mine Act").

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

	TSXV		OTCQB*
	High	Low	High	Low
	CAD	CAD	USD	USD
Q1 ended Jul. 31, 2018	$0.27	$0.20	$0.23	$0. 142
Q2 ended Oct. 31, 2018	$0.23	$0.15	$0.1682	$0.12
Q3 ending Jan. 31 2019	$0.18	$0.09	$0.14135	$0.0703
Q4 ending Apr. 30, 2019	$0.11	$0.065	$0.0788	$0.045
Q1 ending Jul 31, 2019	$0.19	$0.06	$0.1396	$0.0434
Q2 ending Oct 31, 2019	$0.07	$0.03	$0.04586	$0.022
Q3 ending Jan 31, 2020	$0.06	$0.03	$0.05	$0.0174
Q4 ending Apr. 30, 2020	$0.06	$0.02	$0.05	$0.0156
Q1 ending Jul 31, 2020**	$0.05	$0.03	$0.0387	$0.018

*      High and low bid information for the OTCQB was not available for the above periods. For the periods presented, prices represent high and low closing prices during the period.

**     Through July 28, 2020.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth details of all our equity compensation plans as of April 30, 2020.  As at April 30, 2020, our equity compensation plans consisted solely of our Stock Option Plan.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	2,950,000	CAD$0.26	6,423,021
Equity compensation plans not approved by security holders	-	-	-
Total	2,950,000	CAD$0.26	6,423,021

Stock Option Plan

We received shareholder approval, on December 10, 2019, of our “rolling” stock option plan (the “Stock Option Plan”) whereby 10% of the number of our issued and outstanding shares at any given time may be reserved for issuance pursuant to the exercise of options. The TSX Venture Exchange requires that listed companies that have “rolling” stock option plans in place receive shareholder approval of such plans on a yearly basis at the Company’s annual general meeting.

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

Results of Operation

Year ended April 30, 2020

We recorded a net loss of $5,116,750 ($0.05 per share) for the year ended April 30, 2020 as compared to a net loss of $3,709,657 ($0.04 per share) for the year ended April 30, 2019.  The increase in the net loss recorded for the year ended April 30, 2020 as compared to the net loss for the year ended April 30, 2019 is the net result of changes to a number of expenses.  Of note are the following items:

  Management and consulting fees of $201,845 (2019 - $195,132) are comprised of fees to manage our Company and stock-based compensation.  The stock-based compensation recognized in the current period was $888 (2019 - $4,434).  Approximately 75% of the fees to manage our Company are charged to management and consulting fees and the other 25% is charged to mineral property expenditures and/or capitalized to mineral property interest.
  Mineral property expenditures of $1,251,219 (2019 - $556,945) are costs incurred on our Helmer-Bovill Property.  The expenditures in the current period are pre-development costs that have been expensed during the period.  The expenses increased this period compared to the 2019 period as we are now expensing all mineral property expenditures while in the 2019 period, we capitalized $746,504 of development costs to the balance sheet.  The main components of costs during the current period included engineering and consulting ($527,768) and metallurgy ($364,570).  During the current period, the Company continued to optimize the metallurgical processes and detailed engineering.  Effective January 31, 2019, the Company returned to the evaluation stage for accounting purposes and therefore stopped capitalizing development costs.
  General and miscellaneous expenses of $272,758 (2019 - $502,437) are comprised of office and telephone expenses, payroll taxes, medical benefits, insurance premiums, travel expenses, promotional expenses, shareholder communication fees, transfer agent fees and filing fees.  The decrease during the current period was due to a reduction in shareholder communications fees and severance costs.
  Professional fees of $179,622 (2019 – $178,308) include legal fees, audit fees and financial consulting fees.
  Accretion expense of $60,348 (2019 - $281,800) is the amortization of the fair value of bonus shares and bonus warrants issued to the lenders of the promissory notes.  The bonus shares and bonus warrants are amortized over the life of the promissory notes.
  Interest expense of $3,126,824 (2019 - $2,321,619) is from promissory notes that bear interest at the rates of 12%-14% per year.  Interest increased as additional funds were advanced.
  We recorded a loss on change in fair value of derivative liabilities of $8,530 (2019 – gain of $276,563).  The change in fair value of derivative liabilities is based on the change in remaining term of derivative instruments and our stock price.  The derivatives include warrants as well as stock options granted to non-employees.  The derivative liabilities do not represent cash liabilities.  During Q3 fiscal 2019, the derivative warrants expired unexercised.
  In 2019, we recorded a gain on debt settlement of $57,760 from settling the Fourth Promissory Notes principal and interest in common shares with a fair value less than the book value of the notes.

Three months ended April 30, 2020

We recorded a loss of $1,140,924 for the three months ended April 30, 2020 as compared to a loss of $1,122,253 for the three months ended April 30, 2019.  The increase in the loss recorded for the three months ended April 30, 2020 as compared to the three months ended April 30, 2019 is the net result of changes to a number of expenses as noted above under the years ended April 30, 2020 and 2019.  In particular, there was an increase in interest expense from $607,582 to $828,498 and a decrease in mineral property expenditures from $301,532 to $171,016.

Liquidity and Capital Resources

Our aggregate operating, investing and financing activities during the year ended April 30, 2020 resulted in a net cash inflow of $106,166 (2019 – inflow of $28,399).  As at April 30, 2020, we had a working capital deficiency of $28,973,365.

During the year ended April 30, 2020, $5,042,459 was used in operations before changes in non-cash operating working capital items (2019 - $3,760,503).  During the year ended April 30, 2020, we spent $23,030 on investing activities (2019 - $834,322) and we received $1,980,000 from financing activities (2019 - $2,271,084).

We have been financed by advances pursuant to promissory notes advanced by BV Lending LLC, an entity controlled by Allen L. Ball, a member of our Board of Directors and our largest shareholder (the “Lender”).  During the year ended April 30, 2020, the Company was receiving advances pursuant to the Fifth Promissory Notes and the Sixth Promissory Notes.  As at April 30, 2020, the balance of the promissory notes was $27,589,617.  On July 8, 2020, the Lender agreed to provide an additional $1,200,000 of advances.

As at April 30, 2020, the Third Promissory Notes, the Fifth Promissory Notes and the Sixth Promissory Notes had a maturity date of the earlier of (i) June 30, 2020 and (ii) 60 days after a pre-feasibility study has been filed on SEDAR. Subsequent to April 30, 2020, the promissory notes maturity date was extended from June 30, 2020 to December 15, 2020 for no consideration.  All other terms remained the same.

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

We do not have the ability to internally generate sufficient cash flows to support our operations for the next twelve months.  We have been receiving funds from a company controlled by a director of the Company through promissory notes.  We have no formal plan in place to address this going concern issue but consider that we will be able to obtain additional funds by equity financing and/or debt financing; however, there is no assurance of additional funding being available.  As a result, our auditors included an emphasis of matter note in their report on the financial statements for the year ended April 30, 2020 expressing substantial doubt about our ability to continue as a going concern.

During the year, there was an outbreak of COVID-19 that has impacted the economic environment and the capital markets.  As the Company is at the stage of exploration and evaluation and is looking to fund mine development leading to production, the impact of COVID-19 are not determinable at this date.  COVID-19 however, could have a material impact on the Company's financial position, results of operation and cash flows. The Company's liquidity and its ability to continue as a going concern may also be impacted.

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

April 30, 2020 and 2019

(Expressed in US dollars)

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

I-Minerals Inc.

Vancouver, Canada

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of I-Minerals Inc. (the “Company”) as of April 30, 2020 and 2019, the consolidated statements of loss, capital deficit, and cash flows for the years then ended and related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at April 30, 2020 and 2019, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Material Uncertainty Related to Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, which indicates that the Company has not yet achieved profitable operations as at April 30, 2020, had an accumulated deficit of $48,127,316 at April 30, 2020 and the Company expects to incur further losses in the development of its business. These events or conditions, along with other matters as set forth in Note 1, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.  Our opinion is not modified in respect of this matter.

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

/s/ “BDO CANADA LLP”

Chartered Professional Accountants

Vancouver, Canada

July 28, 2020

We have served as the Company's auditor since 2004.

I-Minerals Inc. Consolidated Balance Sheets April 30, 2020 and 2019
(Expressed in US dollars) (Prepared in accordance with US GAAP)

	Notes	2020 $	2019 $
ASSETS
Current assets
Cash		347,887	241,721
Receivables		9,184	5,708
Prepaids		18,816	54,163
		375,887	301,592

Equipment		14,860	14,517
Mineral property interest and deferred development costs	3	1,892,410	1,892,410
Deposits		29,208	28,728

TOTAL ASSETS		2,312,365	2,237,247

LIABILITIES
Current liabilities
Accounts payable and accrued liabilities	4,9	1,743,094	1,464,724
Promissory notes due to related party	5	27,589,617	22,685,537
Derivative liabilities	2,6,7	16,541	6,191
		29,349,252	24,156,452

CAPITAL DEFICIT
Capital Stock
Authorized:
Unlimited common shares with no par value
Issued and fully paid: 93,730,212 (April 30, 2019 – 92,676,115)	7	19,225,087	19,118,229
Additional paid-in capital		1,865,342	1,866,274
Commitment to issue shares	5	-	106,858
Deficit		(48,127,316)	(43,010,566)
TOTAL CAPITAL DEFICIT		(27,036,887)	(21,919,205)

TOTAL LIABILITIES AND CAPITAL DEFICIT		2,312,365	2,237,247

Basis of Presentation and Liquidity (Note 1)

Subsequent events (Note 12)

 On behalf of the Board

“John Theobald” Director	“W. Barry Girling” Director

The accompanying notes are an integral part of these consolidated financial statements.

I-Minerals Inc. Consolidated Statements of Loss For the years ended April 30, 2020 and 2019
(Expressed in US dollars)

		2020	2019
	Notes	$	$

OPERATING EXPENSES
Amortization		4,525	4,602
Management and consulting fees	7, 9	201,845	195,132
Mineral property expenditures		1,251,219	556,945
General and miscellaneous		272,758	502,437
Professional fees	9	179,622	178,308

		(1,909,969)	(1,437,424)
OTHER (EXPENSE) INCOME
Foreign exchange loss		(11,079)	(3,137)
Accretion expense	5	(60,348)	(281,800)
Interest expense	5	(3,126,824)	(2,321,619)
Change in fair value of derivative liabilities	2,6,7	(8,530)	276,563
Gain on debt settlement		-	57,760

NET LOSS FOR THE PERIOD		(5,116,750)	(3,709,657)

Loss per share – basic and diluted		(0.05)	(0.04)
Weighted average number of shares outstanding		93,067,801	91,056,189

 The accompanying notes are an integral part of these consolidated financial statements.

I-Minerals Inc. Consolidated Statements of Cash Flows For the years ended April 30, 2020 and 2019
(Expressed in US dollars)

	2020 $	2019 $
OPERATING ACTIVITIES
Net Loss for the year	(5,116,750)	(3,709,657)
Items not involving cash:
Amortization	4,525	4,602
Stock-based compensation	888	4,434
Accretion expense	60,348	281,800
Change in fair value of derivative liabilities	8,530	(276,563)
Unrealized foreign exchange gain	-	(7,359)
Gain on settlement of debt	-	(57,760)
Change in non-cash operating working capital items:
Receivables	(3,476)	1,093
Prepaids	35,347	(18,438)
Accounts payable and accrued liabilities	3,159,784	2,369,485

Cash flows used in operating activities	(1,850,804)	(1,408,363)

INVESTING ACTIVITIES
Additions to mineral property interest and deferred development	(17,682)	(829,321)
Purchase of equipment	(4,868)	(5,001)
Deposits	(480)	-

Cash flows used in investing activities	(23,030)	(834,322)

FINANCING ACTIVITIES
Proceeds from exercise of stock options	-	46,084
Proceeds from promissory notes received	1,980,000	2,225,000

Cash flows from financing activities	1,980,000	2,271,084

INCREASE IN CASH	106,166	28,399

CASH, BEGINNING OF THE YEAR	241,721	213,322

CASH, END OF THE YEAR	347,887	241,721

SUPPLEMENTAL CASH FLOW INFORMATION (Note 11)

Interest paid	-	-
Taxes paid	-	-

The accompanying notes are an integral part of these consolidated financial statements.

I-Minerals Inc. Consolidated Statements of Capital Deficit For the years ended April 30, 2020 and 2019
(Expressed in US dollars)

	Number of Shares #	Amount $	Commitment to Issue Shares $	Additional Paid-in Capital $	Accumulated Deficit $	Total Capital Deficit $

Balance at April 30, 2018	89,831,955	18,787,998	50,625	1,890,220	(39,300,909)	(18,572,066)

Issued during the year:
Shares issued on exercise of options	600,000	94,002	-	(24,878)	-	69,124
Shares issued as a debt discount	361,657	81,000	(81,000)	-	-	-
Shares issuable as a debt discount	-	-	137,233	-	-	137,233
Shares issued pursuant to settlement of debt and interest	1,882,503	155,229	-	-	-	155,229
Share-based payments - vesting	-	-	-	4,434	-	4,434
Reallocation of vested options to liabilities	-	-	-	(3,502)	-	(3,502)
Loss for the year	-	-	-	-	(3,709,657)	(3,709,657)

Balance at April 30, 2019	92,676,115	19,118,229	106,858	1,866,274	(43,010,566)	(21,919,205)

Issued during the year:
Shares issued as a debt discount	1,054,097	106,858	(106,858)	-	-	-
Share-based payments - vesting	-	-	-	888	-	888
Reallocation of vested options to liabilities	-	-	-	(1,820)	-	(1,820)
Loss for the year	-	-	-	-	(5,116,750)	(5,116,750)

Balance at April 30, 2020	93,730,212	19,225,087	-	1,865,342	(48,127,316)	(27,036,887)

 The accompanying notes are an integral part of these consolidated financial statements.

I-Minerals Inc. Notes to the Consolidated Financial Statements For the years ended April 30, 2020 and 2019
(Expressed in US dollars except where otherwise indicated)

1.	NATURE OF BUSINESS AND BASIS OF PRESENTATION AND LIQUIDITY:

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

Basis of Presentation and Liquidity

The accompanying consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) on the basis that the Company will continue as a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for the next year.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  At April 30, 2020, the Company had not yet achieved profitable operations, had an accumulated deficit of $48,127,316 since inception and expects to incur further losses in the development of its business, all of which casts substantial doubt upon the Company’s ability to continue as a going concern and, therefore, that it may be unable to realize its assets and discharge its liabilities in the normal course of business.

The Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to develop the Property and to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Although the Company has been successful in the past in obtaining financing, there is no assurance that it will be able to obtain adequate financing in the future or that such financing will be on terms advantageous to the Company.  The Company has been receiving funds from a company controlled by a director of the Company through promissory notes (Notes 5 and 12).  Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or promissory notes; however, there is no assurance of additional funding being available.  The Company has historically satisfied its capital needs primarily by issuing equity securities and/or promissory notes.  Management plans to continue to provide for its capital needs by issuing equity securities and/or promissory notes.

On January 30, 2020, the World Health Organization ("WHO") announced a global health emergency because of a new strain of coronavirus originating in Wuhan, China (the "COVID-19 outbreak”) and the risk to the international community as the virus spreads globally beyond its point of origin. In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally. As a result of the COVID-19 outbreak, and the social distancing measures enacted to slow its spread, energy prices decreased in March 2020.

The full impact of the COVID-19 outbreak continues to evolve as of the date of the report. As such, it is uncertain as the full magnitude that the pandemic will have on the Company's financial condition and liquidity.  Management is actively monitoring the global situation and its potential impact. Given the daily evolution of the COVID-19 outbreak and the global responses to curb its spread, the Company is not able to estimate the effect of the COVID-19 outbreak on management's assumptions for fiscal year 2021. Although the Company cannot estimate the length or the gravity of the impact of the COVID-19 outbreak at this time, the longer the pandemic continues, the greater the likelihood that it will have an adverse effect on the Company's financial position in fiscal year 2021.

I-Minerals Inc. Notes to the Consolidated Financial Statements For the years ended April 30, 2020 and 2019
(Expressed in US dollars except where otherwise indicated)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Presentation and Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries, i-Minerals USA, Inc. and CKD Ventures Ltd.  All inter-company accounts and transactions have been eliminated.  The Company’s fiscal year-end is April 30th.

Use of Estimates

The preparation of these consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  The Company regularly evaluates estimates and assumptions related to the useful life and recoverability of long-lived assets, stock-based compensation, amortization of promissory notes financing fees, valuation of derivative liabilities, and deferred income tax asset valuation allowances.  The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources.  The actual results experienced by the Company may differ materially and adversely from the Company’s estimates.  To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Cash

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.  As at April 30, 2020 and 2019, the Company had no cash equivalents.

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

Costs related to the development of mineral reserves are capitalized when it has been determined an ore body can be economically developed.  The development stage begins when an ore body is determined to be economically recoverable based on proven and probable reserves and appropriate permits are in place, and ends when the production stage or exploitation of reserves begins.  Major mine development expenditures are capitalized, including primary development costs such as costs of building access ways, tailings impoundment, development of water supply and infrastructure developments.

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

I-Minerals Inc. Notes to the Consolidated Financial Statements For the years ended April 30, 2020 and 2019
(Expressed in US dollars except where otherwise indicated)

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

Debt Issuance Costs

Debt issuance costs paid to the purchaser of the debt are considered to be a reduction of the debt proceeds and a component of debt discount.  Subsequently, the costs comprising this debt discount are amortized as financing fees over the term of the promissory notes using the effective interest method.  During the year ended April 30, 2020, the Company amortized financing fees totaling $60,348 (2019 – $281,800).

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

The Company’s promissory notes are based on Level 2 inputs in the ASC 820 fair value hierarchy. The Company calculated the fair value of these instruments by discounting future cash flows using rates representative of current borrowing rates. At April 30, 2020, the promissory notes had a fair value of $18,347,095 (2019 – $22,602,379).

The Company had certain Level 3 liabilities required to be recorded at fair value on a recurring basis in accordance with US GAAP as at April 30, 2020 and 2019.  As at April 30, 2020, the Company’s Level 3 liabilities consisted of share purchase options granted to non-employees.

The resulting Level 3 liabilities have no active market and are required to be measured at their fair value each reporting period based on information that is unobservable.

I-Minerals Inc. Notes to the Consolidated Financial Statements For the years ended April 30, 2020 and 2019
(Expressed in US dollars except where otherwise indicated)

A summary of the Company’s Level 3 liabilities for the years ended April 30, 2020 and 2019 is as follows:

	2020 $	2019 $

Warrants

Beginning fair value	-	95,570
Issuance	-	1,602
Change in fair value	-	(97,172)
Ending fair value	-	-

Non-employee options (Note 6(c))

Beginning fair value	6,191	205,120
Transfer value on exercise	-	(23,040)
Fair value of options on vesting	1,820	3,502
Change in fair value	8,530	(179,391)
Ending fair value	16,541	6,191

Total Level 3 liabilities	16,541	6,191

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment). There were no assets or liabilities measured at fair value on a nonrecurring basis during the years ended April 30, 2020 and 2019.

Earnings (Loss) Per Share

The basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. For the year ended April 30, 2020, loss per share excludes 2,950,000 (2019 – 6,679,097) potentially dilutive common shares (related to outstanding options and warrants as well as shares committed to be issued pursuant to the promissory notes) as their effect was anti-dilutive.

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

I-Minerals Inc. Notes to the Consolidated Financial Statements For the years ended April 30, 2020 and 2019
(Expressed in US dollars except where otherwise indicated)

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

Compensation costs for stock-based payments that do not include performance conditions are recognized on a straight-line basis. Compensation cost associated with a share-based award having a performance condition is only recognized over the requisite service period if it is probable. Share based awards with a performance condition are accrued on an award by award basis.

The Company uses the Black-Scholes option valuation model to calculate the fair value of stock options at the date of the grant. Option pricing models require the input of highly subjective assumptions, including the expected price volatility. Changes in these assumptions can materially affect the fair value estimates.

I-Minerals Inc. Notes to the Consolidated Financial Statements For the years ended April 30, 2020 and 2019
(Expressed in US dollars except where otherwise indicated)

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

New Accounting Pronouncements

Leases

In February 2016, the FASB issued ASU 2016-02, as amended, Leases (Topic 842), which requires a lessee to record a right-of-use asset and a lease liability for all leases with a term greater than twelve months regardless of whether the lease is classified as an operating lease or a financing lease.  Effective May 1, 2019, the Company adopted the new standard under the modified retrospective approach, applying the current-period adjustment method.  Under the transition guidance of the modified retrospective approach there are a number of optional practical expedients made available to simplify the transition of the new standard. The Company has elected the following:

-	The consolidated balance sheets for reporting periods beginning on or after May 1, 2019 are presented under the new guidance, while prior period amounts are not adjusted and continue to be reported in accordance with ASC Topic 840, Leases. The Company did not recognize any cumulative effect adjustment to the opening balance of deficit as there was no impact on adoption of the new standard.
-	The Company has elected to utilize the package of practical expedients permitted under the transition guidance in the standard, which allowed the Company to not reassess (i) whether any expired or existing contracts contain leases, (ii) historical lease classification, and (iii) initial direct costs.
-	The Company has elected to keep leases with an initial term of 12 months or less off of the balance sheet.

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

I-Minerals Inc. Notes to the Consolidated Financial Statements For the years ended April 30, 2020 and 2019
(Expressed in US dollars except where otherwise indicated)

Compensation – Stock Compensation

In June 2018, the FASB issued ASU No. 2018-07, “Compensation – Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting” (“ASU 2018-07”), which aligns the measurement and classification guidance for share-based payments to nonemployees with that for employees, with certain exceptions.  It expands the scope of ASC 718 to include share-based payments granted to nonemployees in exchange for goods or services used or consumed in the entity’s own operations and supersedes the guidance in ASC 505-50.  The ASU retains the existing cost attribution guidance, which requires entities to recognize compensation cost for nonemployee awards in the same period and in the same manner (i.e. capitalize or expense) they would if they paid cash for the goods or services, but it moves the guidance to ASC 718.  The new standard will become effective for the Company beginning with the first quarter of fiscal 2021.  The Company is in the process of assessing the impact of this new standard on its consolidated financial statements.

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

$

Balance at April 30, 2018	1,145,906

Engineering and consulting	177,820
Metallurgy	263,056
Permitting and environmental	17,684
Interest on Promissory Notes	207,266
Other direct costs	80,678
746,504

Balance at April 30, 2019 and 2020	1,892,410

4.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES:

	April 30, 2020 $	April 30, 2019 $

Trade payables	157,419	150,766
Amounts due to related parties (Note 8)	199,104	190,480
Interest payable on promissory notes (Note 5)	1,386,571	1,123,478

Total accounts payable and accrued liabilities	1,743,094	1,464,724

I-Minerals Inc. Notes to the Consolidated Financial Statements For the years ended April 30, 2020 and 2019
(Expressed in US dollars except where otherwise indicated)

5.	PROMISSORY NOTES:

	April 30, 2020 $	April 30, 2019 $

Third promissory notes	23,493,003	20,908,690
Fifth promissory notes	2,793,833	1,776,847
Sixth promissory notes	1,302,781	-

Total promissory notes	27,589,617	22,685,537

The Company has Third Promissory Notes, Fifth Promissory Notes and Sixth Promissory Notes due to a company controlled by a director of the Company (the “Lender”).  The Third Promissory Notes were due on March 31, 2019.  On March 27, 2019, an amending agreement was entered into extending the maturity date of the Promissory Notes from March 31, 2019 to June 30, 2019 for no consideration.  On June 28, 2019, the Company entered into an amending agreement with the Lender extending the maturity date to October 31, 2019 for no consideration.  The Fifth Promissory Notes were due on December 31, 2019.  On October 25, 2019, the Company entered into an amending agreement with the Lender extending the maturity date for both notes, for no consideration, to the earlier of (i) June 30, 2020 and (ii) 60 days after a pre-feasibility study has been filed on SEDAR.  The Sixth Promissory Notes have the same maturity date. Subsequent to April 30, 2020, the promissory notes were extended to December 15, 2020 for no consideration.

In accordance with the guidance of ASC 470-50 and ASC 470-60, the Company determined that the March 27, 2019, June 28, 2019 and October 25, 2019 extension agreements qualified as troubled debt restructurings.  However, as the Company did not transfer assets or grant an equity interest to the Lender and since the carrying amount of the promissory notes at the time of the restructurings did not exceed the total future cash payments specified by the new terms, there was no accounting impact of the troubled debt modifications.

Certain conditions may result in early repayment including immediate repayment in the event a person currently not related to the Company acquires more than 40% of the outstanding common shares of the Company.

Third Promissory Notes

The Third Promissory Notes bear interest at the rate of 12% per annum and during the year ended April 30, 2020, the Company recorded interest of $2,720,332 (2019 - $2,409,966), of which $nil was capitalized to mineral property interest (2019 - $207,266) and $2,720,332 was expensed (2019 - $2,202,700).  Interest is payable semi-annually as calculated on May 31st and November 30th of each year.  Interest is to be paid either in cash, in common shares or deemed an advance of principal at the option of the Lender.  A 5% late payment penalty may apply if payment is not paid within ten days after the due date.  During the year ended April 30, 2020, the Lender elected to have interest payable from December 1, 2018 to November 30, 2019 of $2,584,313 deemed as advances.

The aggregate finance fees (bonus shares and bonus warrants) are recorded against the promissory notes balance and are being amortized to the Statement of Loss over the life of the promissory notes using the effective interest method.  The accretion expense in respect of the debt discount recorded on the issuance of bonus shares and warrants totalled $nil for the year ended April 30, 2020 (2019 - $227,968).  The unamortized debt discount as at April 30, 2020 is $nil (2019 – $nil).

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

I-Minerals Inc. Notes to the Consolidated Financial Statements For the years ended April 30, 2020 and 2019
(Expressed in US dollars except where otherwise indicated)

During the year ended April 30, 2019, the Company recorded interest of $16,233.  The aggregate finance fees were recorded against the Fourth Promissory Notes balance and were being amortized to the Statement of Loss over the life of the Fourth Promissory Notes using the effective interest method.  The accretion expense in respect of the debt discount totalled $7,322 for the year ended April 30, 2019.

Fifth Promissory Notes

On September 11, 2018, the Company entered into a Loan Agreement with the Lender pursuant to which up to $2,500,000 will be advanced to the Company in tranches (the “Fifth Promissory Notes”).  As at April 30, 2020, the Company had received $2,500,000 (April 30, 2019 - $1,820,000) in advances pursuant to the Fifth Promissory Notes.

The Fifth Promissory Notes bear interest at the rate of 14% per annum and during the year ended April 30, 2020, the Company recorded interest of $354,031 (2019 - $102,686). Interest is payable semi-annually as calculated on May 31st and November 30th of each year.  Interest is to be paid either in cash, in common shares or deemed an advance of principal at the option of the Lender.  A 5% late payment penalty may apply if payment is not paid within ten days after the due date.  During the year ended April 30, 2020, the Lender elected to have interest payable from December 1, 2018 to November 30, 2019 of $276,638 deemed as advances.

The Company and the Lender agreed that the Lender is to receive bonus shares equal to 6% of each loan tranche advanced under the Fifth Promissory Notes divided by the Company’s common share market price up to a maximum of 1,054,097 bonus shares.  During the year ended April 30, 2020, the Company issued 1,054,097 bonus shares to the Lender at the fair value of $106,858. The fair value of the bonus shares was determined by reference to the trading price of the Company’s common shares on the date the advances were received.

The aggregate finance fees (bonus shares) are recorded against the promissory notes balance and are being amortized to the Statement of Loss over the life of the promissory notes using the effective interest method.  The accretion expense in respect of the debt discount recorded on the issuance of bonus shares totalled $60,348 for the year ended April 30, 2020 (2019 - $46,511).  The unamortized debt discount as at April 30, 2020 is $nil (2019 – $60,348).

Sixth Promissory Notes

On October 25, 2019, the Company entered into a Loan Agreement with the Lender pursuant to which up to $700,000 will be advanced to the Company in tranches (the “Sixth Promissory Notes”).  On January 20, 2020, the Company entered into an amending agreement whereby the Lender agreed to advance an additional $600,000 under the same terms as the Sixth Promissory Notes.  As at April 30, 2020, the Company had received $1,300,000 in advances pursuant to the Sixth Promissory Notes. Subsequent to April 30, 2020, the Company entered into an amending agreement whereby the Lender agreed to advance an additional $1,200,000 in advances pursuant to the Sixth Promissory Notes.

The Sixth Promissory Notes bear interest at the rate of 14% per annum and during the year ended April 30, 2020, the Company recorded interest of $52,461 (2019 - $nil). Interest is payable semi-annually as calculated on May 31st and November 30th of each year.  Interest is to be paid either in cash, in common shares or deemed an advance of principal at the option of the Lender.  A 5% late payment penalty may apply if payment is not paid within ten days after the due date. During the year ended April 30, 2020, the Lender elected to have interest payable from November 1, 2019 to November 30, 2019 of $2,781 deemed as advances.

The Third Promissory Notes, the Fifth Promissory Notes and the Sixth Promissory Notes are collateralized by the Company’s Helmer-Bovill Property.

I-Minerals Inc. Notes to the Consolidated Financial Statements For the years ended April 30, 2020 and 2019
(Expressed in US dollars except where otherwise indicated)

The following table outlines the estimated cash payments required, by calendar year, in order to repay the principal balance of the Third Promissory Notes, the Fifth Promissory Notes and the Sixth Promissory Notes:

2020 $	2021 $	2022 $	2023 $	2024 $	Total $
27,589,617	-	-	-	-	27,589,617

6.	WARRANT LIABILITIES:

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

During the year ended April 30, 2020, the Company completed the following stock transactions:

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

I-Minerals Inc. Notes to the Consolidated Financial Statements For the years ended April 30, 2020 and 2019
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

The Company has granted stock options under the terms of its Stock Option Plan (the “Plan”).  The Plan provides that the directors of the Company may grant options to purchase common shares to directors, officers, employees and service providers of the Company on terms that the directors of the Company may determine are within the limitations set forth in the Plan.  The maximum number of shares available under the Plan is limited to 10% of the issued common shares.  The maximum term of stock options is ten years.  All stock options vest on the date of grant, unless otherwise stated.  As at April 30, 2020, the Company had 6,423,021 stock options available for grant pursuant to the Plan (2019 – 3,642,612).

The Company’s stock options outstanding as at April 30, 2020 and 2019 and the changes for the years then ended are as follows:

	Number Outstanding	Weighted Average Exercise Price (in CAD$)

Balance outstanding at April 30, 2018	6,405,000	0.22
Granted	1,450,000	0.25
Exercised	(600,000)	0.10
Expired	(1,630,000)	0.17

Balance outstanding at April 30, 2019	5,625,000	0.26
Expired	(2,275,000)	0.25
Forfeited	(400,000)	0.30

Balance outstanding at April 30, 2020	2,950,000	0.26

Balance exercisable at April 30, 2020	1,700,000	0.26

Summary of stock options outstanding at April 30, 2020:

Security	Number Outstanding	Number Exercisable	Exercise Price (CAD$)	Expiry Date	Remaining Contractual Life (years)

Stock options	200,000	200,000	0.25	August 4, 2020	0.26
Stock options	300,000	300,000	0.30	July 21, 2021	1.22
Stock options	1,000,000	1,000,000	0.25	April 20, 2022	1.97
Stock options	(1)1,450,000	(1)200,000	0.25	August 9, 2023	3.28

Notes:

(1)           1,250,000 stock options vest on the completion of certain milestones including equity financing, project financing, mine construction and achieving commercial production.  200,000 stock options vested as to 25% every three months from the date of grant.

Non-Employee Stock Options

I-Minerals Inc. Notes to the Consolidated Financial Statements For the years ended April 30, 2020 and 2019
(Expressed in US dollars except where otherwise indicated)

In accordance with the guidance of ASC 815-40-15, stock options awarded to non-employees that are fully vested and exercisable in Canadian dollars are required to be accounted for as derivative liabilities because they are considered not to be indexed to the Company’s stock due to their exercise price being denominated in a currency other than the Company’s functional currency.  Stock options awarded to non-employees that are not vested are accounted for as equity awards until the terms associated with their vesting requirements have been met.  As at April 30, 2020, there were nil (2019 – 100,000) non-employee stock option awards that had not yet vested.

The non-employee stock options are accounted for at their respective fair values and are summarized as follows for the years ended April 30, 2020 and 2019:

	2020 $	2019 $

Fair value of non-employee options, beginning of the period	6,191	205,120
Transfer value on exercise of options	-	(23,040)
Fair value of options on vesting	1,820	3,502
Change in fair value of non-employee stock options during the period	8,530	(179,391)

Fair value of non-employee options, end of the period	16,541	6,191

The Company determined the fair value of its non-employee stock options as at April 30, 2020 and 2019 using the Black-Scholes option pricing model with the following weighted average assumptions:

	2020	2019

Stock price (CAD$)	0.04	0.07
Exercise price (CAD$)	0.26	0.26
Risk-free interest rate (%)	1.77	1.52
Expected life (years)	1.83	2.23
Expected volatility (%)	150	64
Expected dividends ($)	Nil	Nil

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

As at April 30, 2020, the unamortized compensation cost of options is $93,382 and the intrinsic value of options expected to vest is $nil.

Share-based payments are classified in the Company’s Statement of Loss during the years ended April 30, 2020 and 2019 as follows:

	2020 $	2019 $
Management and consulting fees	888	4,434
	888	4,434

I-Minerals Inc. Notes to the Consolidated Financial Statements For the years ended April 30, 2020 and 2019
(Expressed in US dollars except where otherwise indicated)

d)	Share purchase warrants:

A summary of fully-exercisable share purchase warrants as at April 30, 2020 and 2019 and the changes for the years then ended are as follows:

	Number Outstanding	Weighted Average Exercise Price (CAD$)
Balance at April 30, 2018	4,887,360	0.32
Issued	139,984	0.29
Expired	(5,027,344)	0.31
Balance at April 30, 2019 and 2020	-	-

8.	INCOME TAXES:

A reconciliation of the income tax provision computed at statutory rates to the reported income tax provision for the years ended April 30, 2020 and 2019 is as follows:

	2020 $	2019 $

Statutory tax rate	27%	27%

Loss before income taxes	(5,116,750)	(3,709,657)

Expected income tax recovery	(1,382,000)	(1,002,000)
Increase (decrease) in income tax recovery resulting from:
Derivative liability	2,000	(73,000)
Other permanent differences	18,000	76,000
Effect of change in statutory rate and other	-	(19,000)
Foreign income taxed at foreign rates	85,000	66,000
Impact of under provision in previous year	(38,000)	(120,000)
Change in valuation allowance	1,315,000	1,072,000

Income tax recovery (expense)	-	-

As a result of tax legislation enacted in the U.S. at the end of 2017, the federal U.S. corporate tax rate applicable to years subsequent to 2017 was substantially reduced.  The Company recorded deferred income tax expense in respect of its U.S. operations during the year ended April 30, 2020 using the federal rate of 21% (2019 – 21%).

The Company also revalued its deferred tax assets in respect of its Canadian operations to reflect the increase in the Canadian corporate income tax rate to 27% (2019 – 27%) for years subsequent to 2017.  There was no impact on tax expense as a full valuation allowance is provided for the deferred tax assets.

The significant components of the Company’s deferred income tax assets and liabilities after applying enacted corporate tax rates as at April 30, 2020 and 2019 are as follows:

I-Minerals Inc. Notes to the Consolidated Financial Statements For the years ended April 30, 2020 and 2019
(Expressed in US dollars except where otherwise indicated)

	2020 $	2019 $

Deferred income tax assets / (liabilities)
Operating losses carried forward	10,061,000	8,836,000
Resource property	698,000	581,000
Share issuance costs	36,000	63,000
Other	19,000	19,000
Valuation allowance	(10,814,000)	(9,499,000)

Net deferred income tax assets	-	-

At April 30, 2020, the Company has accumulated non-capital losses $20,190,000 (2019 - $16,500,000) in Canada and net operating losses of $22,005,000 (2019 - $20,863,000) in the USA, which are available to carryforward and offset future years’ taxable income.  Losses arising before January 1, 2018 will expire in various amounts from 2022 to 2038 and will offset 100% of taxable income. As a result of tax legislation enacted in the U.S. at the end of 2017, net operating losses in the US arising in tax year beginning after December 31, 2017 can be carried forward indefinitely instead of 20 years and carrybacks are no longer permitted. However, the net operating loss carryforward is limited and can only offset 80% of taxable income.

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

At April 30, 2020, the Company does not have an accrual relating to uncertain tax positions. It is not anticipated that unrecognized tax benefits would significantly increase or decrease within 12 months of the reporting date.

Provision has not been made for U.S. or additional foreign taxes on undistributed earnings of foreign subsidiaries. Such earnings have been and will continue to be reinvested but could become subject to additional tax if they were remitted as dividends or were loaned to the Company affiliate. It is not practicable to determine the amount of additional tax, if any, that might be payable on the undistributed foreign earnings.

9.	RELATED PARTY TRANSACTIONS:

During the year ended April 30, 2020, management and consulting fees of $96,000 (2019 - $96,000) were charged by RJG Capital Corporation, a wholly-owned company of W. Barry Girling, Director.  Wayne Moorhouse, Director, charged $16,482 (2019 - $8,524) in management and consulting fees.  Gary Childress, Director, charged $13,475 (2019 - $5,609) in management and consulting fees.  $19,883 (2019 - $20,220) was charged by Malaspina Consultants Inc. for the services of Matt Anderson, CFO, and are included in professional fees.

Included in accounts payable and accrued liabilities are amounts owed to directors or officers or companies controlled by them.  As at April 30, 2020, the amount was $199,104 (2019 – $190,480).  All amounts are non-interest bearing, unsecured, and due on demand.

The promissory notes received from a company controlled by a director (Note 5) are related party transactions.

I-Minerals Inc. Notes to the Consolidated Financial Statements For the years ended April 30, 2020 and 2019
(Expressed in US dollars except where otherwise indicated)

10.	SEGMENT DISCLOSURES:

The Company considers its business to comprise a single operating segment being the exploration and development of its resource property.  Substantially all of the Company’s long-term assets and operations are located in Latah County, Idaho.

11.	NON-CASH TRANSACTIONS:

Investing and financing activities that affect recognized assets or liabilities but that do not result in cash receipts or cash payments are excluded from the consolidated statements of cash flows.  During the year ended April 30, 2020, the following transactions were excluded from the consolidated statement of cash flows:

a)	The issuance of 1,054,097 common shares at the fair value of $106,858 which was included in commitment to issue shares at April 30, 2019;

b)	The transfer of $2,863,732 of interest payable on the Third, Fifth and Sixth Promissory Notes from accounts payable and accrued liabilities to promissory notes; and,

c)	Deferred mineral property expenditures of $40,062 included in accounts payable and accrued liabilities at April 30, 2020, less $57,744 included in accounts payable at April 30, 2019 (net inclusion of $17,682).

During the year ended April 30, 2019, the following transactions were excluded from the consolidated statement of cash flows:

a)	The commitment to issue 1,194,081 common shares at the fair value of $137,233 and 139,984 warrants at the fair value of $1,602 pursuant to the promissory notes;

b)	The transfer of $2,271,482 of interest payable on the Third and Fifth Promissory Notes from accounts payable and accrued liabilities to promissory notes;

c)	The Company issued 1,882,503 common shares with a fair value of $155,229. The common shares were issued as settlement of principal and accrued interest pursuant to the Fourth Promissory Notes; and,

d)	Deferred mineral property expenditures of $57,744 included in accounts payable and accrued liabilities at April 30, 2019, less $140,561 included in accounts payable at April 30, 2018 (net inclusion of $82,817).

12.	SUBSEQUENT EVENTS:

Subsequent to April 30, 2020:

i)	The promissory notes maturity date was extended from June 30, 2020 to December 15, 2020 for no consideration. All other terms remained the same.

ii)	On July 8, 2020, the Company entered into an amending agreement whereby the Lender agreed to advance an additional $1,200,000 in advances pursuant to the Sixth Promissory Notes, thus increasing the loan balance from $1,300,000 to $2,500,000.

iii)	On July 20, 2020, the Company received $120,000 pursuant to the Sixth Promissory Notes.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of April 30, 2020 (the “Evaluation Date”). This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the Evaluation Date.

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

Changes in Internal Control Over Financial Reporting

As of the Evaluation Date, there were no changes in our internal control over financial reporting that occurred during the fiscal year ended April 30, 2020 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls and Procedures

Our management, including our Chief Executive Officer and the Chief Financial Officer, do not expect that our controls and procedures will prevent all potential error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth the name and positions of our executive officers and directors as of the date hereof.

Name	Age	Positions
John Theobald	63	Chief Executive Officer, President, and Director
Matthew Anderson	37	Chief Financial Officer
Allen L. Ball	75	Director
W. Barry Girling	60	Director
Gary Childress	72	Director
Wayne Moorhouse	56	Director

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

W. Barry Girling has been a director since March 2002 and in March 2018 was appointed Senior Vice-President. Mr. Girling has been active in various aspects of mineral exploration since 1977. He couples his geological understanding with a B.Com. (Finance) degree to provide consulting services to a number of TSX Venture Exchange companies. He has strong capital markets experience gained as a founder and director of Foundation Resources Inc. and Search Minerals Inc and was a director of Roxgold Inc. from August 2006 through September 2102 completed the re-organization of Roxgold Inc. and the acquisition of its Burkina Faso gold properties. Aside from I-Minerals Inc., Mr. Girling was from November 2012 President and CEO of Birch Hill Gold Corporation until it amalgamated with Canoe Mining Ventures in June of 2014, Kiska Metals Inc. until March 2017 and continues to serve as a director of Zinc One Resources Inc., Silver One Resources Inc. SantaCruz Silver Mining Inc. and Plymouth Realty Capital Corp..

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than ten percent of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Based on our review of the copies of such forms received by it, we believe that during the fiscal year ended April 30, 2020 all such filing requirements were complied with other than the following.

Name and Principal Position	Number of Late InsiderReports	Transactions Not Timely Reported	Known Failures to File a Required Form
Allen L. Ball Director and 10% Holder	None	Two	Two
BV Natural Resources LLC 10% Holder	None	One	One
W. Barry Girling Director	None	One	None

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

SUMMARY COMPENSATION TABLE
Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(3)	Non-Equity Incentive Plan Compen-sation ($)	Nonqualified Deferred Compen-sation Earnings ($)	All Other Compen-sation ($)	Total ($)
John Theobald(1) President, CEO & Director	2020	150,000	-	-	-	-	-	-	150,000
	2019	150,000	-	-	85,090	-	-	-	235,090
Matthew Anderson(2) CFO	2020	19,883	-	-	-	-	-	-	19,883
	2019	20,220	-	-	-	-	-	-	20,220

Notes:

(1)	Mr. John Theobald became the President and CEO of the Company in March 2018. Mr. Theobald has an employment agreement dated March 1, 2018, pursuant to which he is paid a salary of $12,500 per month.
(2)	Mr. Anderson is compensated pursuant to the terms of his consulting agreement dated October 1, 2011, pursuant to which he is paid an hourly rate. Mr. Anderson’s consulting agreement may be terminated on sixty days’ written notice.
(3)	The determination of non-cash value of option awards is based upon the grant date fair value determined using the Black-Scholes Option pricing model.

Outstanding Equity Awards At Fiscal Year End

The following table provides information concerning unexercised options for each of our named executive officers, as that term is defined in Item 402(m)(2) of Regulation S-K as of our fiscal year end of April 30, 2020.

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

Director Compensation

The following table sets forth the compensation paid to our directors during our April 30, 2020 fiscal year, other than directors who were also named executive officers as that term is defined in Item 402(m)(2). Compensation paid to directors who were also named executive officers during our April 30, 2020 fiscal year is set out in the tables above.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)(4)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Allen L. Ball	-	-	-	-	-	-	-
W. Barry Girling(1)	-	-	-	-	-	96,000	96,000
Gary Childress(2)	13,475	-	-	-	-	-	13,475
Wayne Moorhouse(3)	16,482	-	-	-	-	-	16,482

Notes:

(1)	Management and consulting fees of $96,000 were charged by RJG Capital Corporation, a wholly-owned company of Mr. Girling.
(2)	Mr. Childress is compensated at a rate of CAD$4,500 per quarter for being a member of the Audit Committee.
(3)	Mr. Moorhouse is compensated at a rate of CAD$5,500 per quarter for acting as Chair of the Audit Committee.
(4)	The determination of non-cash value of option awards is based upon the grant date fair value determined using the Black-Scholes Option pricing model.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information concerning the number of common shares owned beneficially as of July 28, 2020 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors, (iii) each of our named executive officers; and (iv) officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Common Shares(1)
Directors and Officers
Common Shares	JOHN THEOBALD Chief Executive Officer, President and Director	1,550,000 Common Shares(2) Direct	1.6%
Common Shares	MATTHEW ANDERSON Chief Financial Officer	150,000 Common Shares(3) Direct	0.2%
Common Shares	ALLEN L. BALL Director	36,648,896 Common Shares(4) Direct	39.1%
Common Shares	W. BARRY GIRLING Director	1,723,007 Common Shares(5) Direct	1.8%
Common Shares	GARY CHILDRESS Director	nil Common Shares Direct-	0.0%
Common Shares	WAYNE MOORHOUSE Director	-	0.0%
	All Officers and Directors as a Group (6 persons)	40,071,903 Common Shares	42.7%
5% Shareholders
Common Shares	ALLEN L. BALL 6465 South 5th West, Idaho Falls, Idaho 83404	36,648,896 (4) Common Shares Direct	39.1%

Notes:

(1)	Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of our shares actually outstanding on July 28, 2020. As of July 28, 2020, there were 93,730,212 common shares issued and outstanding.
(2)	The number of shares listed as beneficially owned by Mr. Theobald consists of (i) an option to purchase 300,000 common shares at a price of CAD$0.30 per share until July 21, 2021 and (ii) an option to purchase 1,250,000 common shares at a price of CAD$0.25 per share until August 9, 2023.
(3)	The number of shares listed as beneficially owned by Mr. Anderson consists of 150,000 common shares held directly by Mr. Anderson.
(4)	The number of shares listed as beneficially owned by Mr. Ball consists of: (i) 250,500 common shares held directly by Mr. Ball, (ii) 1,382,500 common shares through family trusts and (iii) 35,015,896 common shares held by BV Naturally Resources LLC.
(5)	The number of shares listed as beneficially owned by Mr. Girling consists of 1,723,007 common shares.

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

Compensation Arrangements

See “Executive Compensation – Summary Compensation Table” and “Executive Compensation – Director Compensation”.

Indebtedness

As at April 30, 2020, we recorded accounts payable and accrued liabilities of $199,104 (2019 - $190,480) in connection with amounts owed to our directors, an officer and a former director.  At April 30, 2020, we owed Wayne Moorhouse, Director, $2,876, John Theobald, CEO, $12,702, Barry Girling, Director, $283, RJG Capital Corporation, a company controlled by Barry Girling, $8,243 and Ball Ventures, LLC, a company controlled by Allen L. Ball, $175,000.  At April 30, 2019, we owed Wayne Moorhouse, Director, $2,980, John Theobald, CEO and Director, $12,500 and Ball Ventures, LLC, a company controlled by Allen L. Ball, $175,000.  All amounts are non- interest bearing, unsecured, and due on demand.

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

On October 25, 2017, the Company entered into an amending agreement with the Lender to extend the maturity date of the outstanding Promissory Notes from December 2, 2017 to March 31, 2019.  In consideration for the extension, the Company agreed to pay a 1% extension fee in the amount of $168,152 with the fee deemed as advances (not subject to bonus shares or bonus warrants).  On March 27, 2019, an amending agreement was entered into extending the maturity date of the Promissory Notes from March 31, 2019 to June 30, 2019 for no consideration.  On June 28, 2019, the Third Promissory Notes maturity date was extended to October 31, 2019. On October 25, 2019, the Company entered into an amending agreement with the Lender extending the maturity date of the Third Promissory Notes, for no consideration to the earlier of (i) June 30, 2020 and (ii) 60 days after a pre-feasibility study has been filed on SEDAR.  Subsequent to April 30, 2020, the promissory notes were extended to December 15, 2020 for no consideration.

Certain conditions may result in early repayment including immediate repayment in the event a person currently not related to the Company acquires more than 40% of the outstanding common shares of the Company.

The Third Promissory Notes bear interest at the rate of 12% per annum and during the year ended April 30, 2020, the Company recorded interest of $2,720,332 (2019 - $2,409,966), of which $nil was capitalized to mineral property interest (2019 - $207,266) and $2,720,332 was expensed (2019 - $2,202,700).  Interest is payable semi-annually as calculated on May 31st and November 30th of each year.  Interest is to be paid either in cash, in common shares or deemed an advance of principal at the option of the Lender.  A 5% late payment penalty may apply if payment is not paid within ten days after the due date.  During the year ended April 30, 2020, the Lender elected to have interest payable from December 1, 2018 to November 30, 2019 of $2,584,313 deemed as advances.

The aggregate finance fees (bonus shares and bonus warrants) are recorded against the promissory notes balance and are being amortized to the Statement of Loss over the life of the promissory notes using the effective interest method.  The accretion expense in respect of the debt discount recorded on the issuance of bonus shares and warrants totalled $nil for the year ended April 30, 2020 (2019 - $227,968).  The unamortized debt discount as at April 30, 2020 is $nil (2019 – $nil).

Fifth Promissory Notes

On September 11, 2018, the Company entered into a Loan Agreement the Lender pursuant to which up to $2,500,000 will be advanced to the Company in tranches (the “Fifth Promissory Notes”).  As at April 30, 2020, the Company had received $2,500,000 in advances pursuant to the Fifth Promissory Notes.  The Fifth Promissory Notes were due on December 31, 2019.  On October 25, 2019, the Company entered into an amending agreement with the Lender extending the maturity date for both notes, for no consideration, to the earlier of (i) June 30, 2020 and (ii) 60 days after a pre-feasibility study has been filed on SEDAR.  Subsequent to April 30, 2020, the promissory notes were extended to December 15, 2020 for no consideration.

The Fifth Promissory Notes bear interest at the rate of 14% per annum payable semi-annually as calculated on May 31st and November 30th of each year.  Interest is to be paid either in cash, in common shares or deemed an advance of principal at the option of the Lender.  During the year ended April 30, 2020 the Company recorded interest of $354,031 (2019 - $102,686).  The lender elected to have interest payable of $276,638 from December 1, 2018 to November 30, 2019 deemed as advances.

The Company and the Lender agreed that the Lender is to receive bonus shares equal to 6% of each loan tranche advanced under the Fifth Promissory Notes divided by the Company’s common share market price up to a maximum of 1,054,097 bonus shares.  During the year ended April 30, 2020, the Company issued 1,054,097 bonus shares to the Lender at the fair value of $106,858. The fair value of the bonus shares was determined by reference to the trading price of the Company’s common shares on the date the advances were received.

The aggregate finance fees (bonus shares) are recorded against the promissory notes balance and are being amortized to the Statement of Loss over the life of the promissory notes using the effective interest method.  The accretion expense in respect of the debt discount recorded on the issuance of bonus shares totalled $60,348 for the year ended April 30, 2020 (2019 - $46,511).  The unamortized debt discount as at April 30, 2020 is $nil (2019 – $60,348).

Sixth Promissory Notes

On October 25, 2019, the Company entered into a Loan Agreement with the Lender pursuant to which up to $700,000 will be advanced to the Company in tranches (the “Sixth Promissory Notes”).  On January 20, 2020, the Company entered into an amending agreement whereby the Lender agreed to advance an additional $600,000 under the same terms as the Sixth Promissory Notes.  As at April 30, 2020, the Company had received $1,300,000 in advances pursuant to the Sixth Promissory Notes.  Subsequent to April 30, 2020, the Company entered into an amending agreement whereby the Lender agreed to advance an additional $1,200,000 in advances pursuant to the Sixth Promissory Notes. Subsequent to April 30, 2020, the Company received $120,000 pursuant to the Sixth Promissory Notes.

The Sixth Promissory Notes were due on the earlier of (i) June 30, 2020 and (ii) 60 days after a pre-feasibility study has been filed on SEDAR.  Subsequent to April 30, 2020, the promissory notes were extended to December 15, 2020 for no consideration.

The Sixth Promissory Notes bear interest at the rate of 14% per annum and during the year ended April 30, 2020, the Company recorded interest of $52,461 (2019 - $nil). Interest is payable semi-annually as calculated on May 31st and November 30th of each year.  Interest is to be paid either in cash, in common shares or deemed an advance of principal at the option of the Lender.  A 5% late payment penalty may apply if payment is not paid within ten days after the due date. During the year ended April 30, 2020, the Lender elected to have interest payable from November 1, 2019 to November 30, 2019 of $2,781 deemed as advances.

The Third Promissory Notes, the Fifth Promissory Notes and the Sixth Promissory Notes are collateralized by the Company’s Helmer-Bovill Property.  The promissory notes mature on December 15, 2020.  As at April 30, 2020, the aggregate principal outstanding on all promissory notes was $27,589,617 as well as accrued interest payable of $1,386,571.

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

The following table sets forth the aggregate fees paid or accrued for professional services rendered by BDO for the audit of our annual financial statements for the years ended April 30, 2020 and 2019, and the aggregate fees billed for audit-related services and all other services rendered by BDO for those years.

	2020$	2019$

Audit fees	88,604	88,291
Tax fees	10,735	11,397
Other fees	-	-

Total	99,339	99,688

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

Reports of Independent Registered Public Accounting Firm
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Stockholders’ Equity
Consolidated Statements of Cash Flows
Notes to the Consolidated Financial Statements

(b)	Exhibits

3.1	Certificate of Continuation.(2)
3.2	Articles of Continuance.(2)
3.3	Certificate of Amendment.(2)
3.4	Articles of Amendment.(2)
3.5	By-Laws.(2)
10.1	Assignment Agreement with Contingent Right of Reverter dated August 10, 2002, between the Company, Idaho Industrial Minerals, LLC and Northwest Kaolin Inc.(2)
10.2	Amendment and Ratifications of Assignment Agreement with Contingent Right of Reverter dated August 10, 2005, between the Company, Idaho Industrial Minerals, LLC and Northwest Kaolin Inc.(2)
10.3	Second Amendment and Ratifications of Assignment Agreement with Contingent Right of Reverter dated August 10, 2005, between the Company, Idaho Industrial Minerals, LLC and Northwest Kaolin Inc.(2)
10.4	Third Amendment and Ratifications of Assignment Agreement with Contingent Right of Reverter dated August 10, 2008, between the Company, Idaho Industrial Minerals, LLC and Northwest Kaolin Inc.(2)
10.5	Fourth Amendment and Ratifications of Assignment Agreement with Contingent Right of Reverter dated January 1, 2010, between the Company, Idaho Industrial Minerals, LLC and Northwest Kaolin Inc.(2)
10.6	Employment Agreement dated April 1, 2013 between the Company and Thomas M. Conway.(2)
10.7	Loan Agreement dated September 13, 2013 between the Company and BV Lending LLC.(2)
10.8	Stock Option Plan.(1)
10.9	Sales Agreement dated April 28, 2014 between I-Minerals USA, Inc. and Pre-Mix, Inc.(2)
10.10	Loan Agreement dated February 18, 2015 between the Company and BV Lending LLC.(3)
10.11	Amendment Agreement dated December 1, 2015 between the Company and BV Lending LLC.(4)
10.12	Loan Agreement dated June 1, 2016 between the Company and BV Lending LLC. (5)
10.13	Amending Agreement dated October 25, 2017 between the Company and BV Lending LLC. (6)
10.14	Amending Agreement dated January 18, 2018 between the Company and BV Lending LLC. (7)
10.15	Amending Agreement dated March 30, 2018 between the Company and BV Lending LLC. (8)
10.16	Employment Agreement dated March 1, 2018 between the Company and John Theobald. (9)
10.17	Settlement Agreement dated August 3, 2018 between the Company and Thomas Conway. (9)
10.18	Loan Agreement dated September 11, 2018 between the Company and BV Lending LLC. (9)
10.19	Amending Agreement dated March 27, 2019 between the Company and BV Lending LLC
10.20	Amending Agreement dated June 28, 2019 between the Company and BV Lending LLC
10.21	Loan Agreement dated October 25, 2019 between the Company and BV Lending LLC. (11)
10.22	Amending Agreement dated October 25, 2019 between the Company and BV Lending LLC. (12)
10.23	Amending Agreement dated November 25, 2019 between the Company and BV Lending LLC. (12)
10.24	Amending Agreement dated January 20, 2020 between the Company and BV Lending LLC. (13)
10.25	Amending Agreements dated June 4, 2020 between the Company and BV Lending LLC.
10.26	Amending Agreement dated July 8, 2020 between the Company and BV Lending LLC.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (Rule 13a-14 and 15d-14 of the Exchange Act)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (Rule 13a-14 and 15d-14 of the Exchange Act)
32.1	Certification of Chief Executive Officer pursuant to pursuant to Section 1350 of Title 18 of the United States Code
32.2	Certification of Chief Financial Officer pursuant to pursuant to Section 1350 of Title 18 of the United States Code

Notes:

(1)	Filed as an exhibit to our Registration Statement on Form 10 filed with the SEC on November 17, 2014.
(2)	Filed as an exhibit to our Registration Statement on Form 10/A filed with the SEC on December 24, 2014.
(3)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on March 11, 2015.
(4)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on December 7, 2015.
(5)	Filed as an exhibit to our Form 10-Q filed with the SEC on September 14, 2016.
(6)	Filed as an exhibit to our Form 10-Q filed with the SEC on December 15, 2017.
(7)	Filed as an exhibit to our Form 10-Q filed with the SEC on March 14, 2018.
(8)	Filed as an exhibit to our Form 10-K filed with the SEC on August 3, 2018.
(9)	Filed as an exhibit to our Form 10-Q filed with the SEC on September 14, 2018.
(10)	Filed as an exhibit to our Form 10-K filed with the SEC on July 29, 2019.
(11)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on November 8, 2019.
(12)	Filed as an exhibit to our Form 10-Q filed with the SEC on December 16, 2019.
(13)	Filed as an exhibit to our Form 10-Q filed with the SEC on March 13, 2020.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

I-MINERALS INC.

Date:	July 28, 2020	By:	/s/ John Theobald
JOHN THEOBALD
Chief Executive Officer and President
(Principal Executive Officer)

Date:	July 28, 2020	By:	/s/ Matthew Anderson
MATTHEW ANDERSON
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	July 28, 2020	By:	/s/ John Theobald
JOHN THEOBALD
Chief Executive Officer, President and Director

Date:	July 28, 2020	By:	/s/ Allen L. Ball
ALLEN L. BALL
Director

Date:	July 28, 2020	By:	/s/ W. Barry Girling
W. BARRY GIRLING
Director

Date:	July 28, 2020	By:	/s/ Gary Childress
GARY CHILDRESS
Director

Date:	July 28, 2020	By:	/s/ Wayne Moorhouse
WAYNE MOORHOUSE
Director