Form 10-Q
period 2020-07-31
I-Minerals Inc
filed 2020-09-11
CIK 1405663

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: July 31, 2020

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

As of September 11, 2020, the registrant had 93,730,212 outstanding shares of common stock.

I-Minerals Inc.

PART I – FINANCIAL INFORMATION

I-Minerals Inc.

Condensed Interim Consolidated Financial Statements

For the three months ended July 31, 2020 and 2019

(Unaudited - Expressed in US dollars)

I-Minerals Inc. Condensed Interim Consolidated Balance Sheets July 31, 2020 and April 30, 2020
(Unaudited - Expressed in US dollars) (Prepared in accordance with US GAAP)

	Notes	July 31, 2020 $	April 30, 2020 $
ASSETS
Current assets
Cash		219,056	347,887
Receivables		6,916	9,184
Prepaids		37,781	18,816
		263,753	375,887

Equipment		9,798	14,860
Mineral property interest and deferred development costs	3	1,892,410	1,892,410
Deposits		29,208	29,208

TOTAL ASSETS		2,195,169	2,312,365

LIABILITIES
Current liabilities
Accounts payable and accrued liabilities	4,7	1,015,316	1,743,094
Promissory notes due to related party	5	29,384,334	27,589,617
Derivative liabilities		-	16,541
		30,399,650	29,349,252

CAPITAL DEFICIT
Capital Stock
Authorized:
Unlimited common shares with no par value
Issued and fully paid: 93,730,212 (April 30, 2020 – 93,730,212)	6	19,225,087	19,225,087
Additional paid-in capital		1,865,342	1,865,342
Deficit		(49,294,910)	(48,127,316)
TOTAL CAPITAL DEFICIT		(28,204,481)	(27,036,887)

TOTAL LIABILITIES AND CAPITAL DEFICIT		2,195,169	2,312,365

Basis of Presentation and Going Concern (Note 1)

Subsequent events (Notes 6(c) and 10)

On behalf of the Board

“John Theobald” Director	“W. Barry Girling” Director

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

I-Minerals Inc. Condensed Interim Consolidated Statements of Loss For the three months ended July 31, 2020 and 2019
(Unaudited - Expressed in US dollars)

		2020	2019
	Notes	$	$

OPERATING EXPENSES
Amortization		5,062	2,324
Management and consulting fees	7	50,159	56,944
Mineral property expenditures		138,490	279,238
General and miscellaneous		37,912	63,883
Professional fees	7	70,382	62,368

		(302,005)	(464,757)
OTHER (EXPENSE) INCOME
Foreign exchange gain		7,979	295
Accretion expense		-	(25,538)
Interest expense	5	(890,109)	(737,510)
Change in fair value of derivative liabilities		-	(4,314)

NET LOSS FOR THE PERIOD		(1,184,135)	(1,231,824)

Loss per share – basic and diluted		(0.01)	(0.01)
Weighted average number of shares outstanding		93,730,212	92,676,115

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

I-Minerals Inc. Condensed Interim Consolidated Statements of Cash Flows For the three months ended July 31, 2020 and 2019
(Unaudited - Expressed in US dollars)

	2020 $	2019 $
OPERATING ACTIVITIES
Net loss for the period	(1,184,135)	(1,231,824)
Items not involving cash:
Amortization	5,062	2,324
Stock-based compensation	-	858
Accretion expense	-	25,538
Change in fair value of derivative liabilities	-	4,314
Change in non-cash operating working capital items:
Receivables	2,268	(2,274)
Prepaids	(18,965)	4,626
Accounts payable and accrued liabilities	946,939	792,356

Cash flows used in operating activities	(248,831)	(404,082)

INVESTING ACTIVITIES
Additions to mineral property interest and deferred development	-	(4,953)
Purchase of equipment	-	(2,658)

Cash flows used in investing activities	-	(7,611)

FINANCING ACTIVITIES
Proceeds from promissory notes received	120,000	245,000

Cash flows from financing activities	120,000	245,000

DECREASE IN CASH	(128,831)	(166,693)

CASH, BEGINNING OF THE PERIOD	347,887	241,721

CASH, END OF THE PERIOD	219,056	75,028

SUPPLEMENTAL CASH FLOW INFORMATION (Note 9)

Interest paid	-	-
Taxes paid	-	-

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

I-Minerals Inc. Condensed Interim Consolidated Statements of Capital Deficit For the three months ended July 31, 2020 and 2019
(Unaudited - Expressed in US dollars)

	Number of Shares #	Amount $	Commitment to Issue Shares $	Additional Paid-in Capital $	Accumulated Deficit $	Total Capital Deficit $

Balance at April 30, 2019	92,676,115	19,118,229	106,858	1,866,274	(43,010,566)	(21,919,205)

Share-based payments - vesting	-	-	-	858	-	858
Reallocation of vested options to liabilities	-	-	-	(1,100)	-	(1,100)
Loss for the period	-	-	-	-	(1,231,824)	(1,231,824)

Balance at July 31, 2019	92,676,115	19,118,229	106,858	1,866,032	(44,242,390)	(23,151,271)

Issued during the period:
Shares issued as a debt discount	1,054,097	106,858	(106,858)	-	-	-
Share-based payments - vesting	-	-	-	30	-	30
Reallocation of vested options to liabilities	-	-	-	(720)	-	(720)
Loss for the period	-	-	-	-	(3,884,926)	(3,884,926)

Balance at April 30, 2020	93,730,212	19,225,087	-	1,865,342	(48,127,316)	(27,036,887)
Adoption of ASU 2018-07 adjustment (Note 2)	-	-	-	-	16,541	16,541
Balance at May 1, 2020 (restated)	93,730,212	19,225,087	-	1,865,342	(48,110,775)	(27,020,346)

Loss for the period	-	-	-	-	(1,184,135)	(1,184,135)

Balance at July 31, 2020	93,730,212	19,225,087	-	1,865,342	(49,294,910)	(28,204,481)

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

I-Minerals Inc. Notes to the Condensed Interim Consolidated Financial Statements For the three months ended July 31, 2020 and 2019
(Unaudited - Expressed in US dollars)

1.	NATURE OF BUSINESS AND BASIS OF PRESENTATION AND LIQUIDITY:

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

Basis of Presentation and Going Concern

The accompanying unaudited condensed interim consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information as well as Article 10 of Regulation S-X on the basis that the Company will continue as a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for the next year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At July 31, 2020, the Company had not yet achieved profitable operations, had an accumulated deficit of $49,294,910 since inception and expects to incur further losses in the development of its business, all of which casts substantial doubt upon the Company’s ability to continue as a going concern and, therefore, that it may be unable to realize its assets and discharge its liabilities in the normal course of business.

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

The full impact of the COVID-19 outbreak continues to evolve. As such, it is uncertain as the full magnitude that the pandemic will have on the Company's financial condition and liquidity. Management is actively monitoring the global situation and its potential impact. Given the daily evolution of the COVID-19 outbreak and the global responses to curb its spread, the Company is not able to estimate the effect of the COVID-19 outbreak on management's assumptions for fiscal year 2021. Although the Company cannot estimate the length or the gravity of the impact of the COVID-19 outbreak at this time, the longer the pandemic continues, the greater the likelihood that it will have an adverse effect on the Company's financial position in fiscal year 2021.

I-Minerals Inc. Notes to the Condensed Interim Consolidated Financial Statements For the three months ended July 31, 2020 and 2019
(Unaudited - Expressed in US dollars)

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

The Company’s promissory notes are based on Level 2 inputs in the Accounting Standards Codification (“ASC”) 820 fair value hierarchy. The Company calculated the fair value of these instruments by discounting future cash flows using rates representative of current borrowing rates. At July 31, 2020, the promissory notes had a fair value of $19,540,582 (April 30, 2020 – $18,347,095).

Earnings (Loss) Per Share

The basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. For the three months ended July 31, 2020, loss per share excludes 2,950,000 (July 31, 2019 – 5,979,097) potentially dilutive common shares (related to outstanding options and warrants as well as shares committed to be issued pursuant to the promissory notes) as their effect was anti-dilutive.

Adoption of New Accounting Pronouncements

Fair Value Measurements

In August 2018, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2018-13, "Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement" which adds the disclosure of the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. Certain alternatives apply. Effective May 1, 2020, the Company adopted the new standard. The adoption of this ASU did not result in any adjustments to the financial statements.

Compensation – Stock Compensation

In June 2018, the FASB issued ASU No. 2018-07, “Compensation – Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting” (“ASU 2018-07”), which aligns the measurement and classification guidance for share-based payments to nonemployees with that for employees, with certain exceptions. It expands the scope of ASC 718 to include share-based payments granted to nonemployees in exchange for goods or services used or consumed in the entity’s own operations and supersedes the guidance in ASC 505-50. The ASU retains the existing cost attribution guidance, which requires entities to recognize compensation cost for nonemployee awards in the same period and in the same manner (i.e. capitalize or expense) they would if they paid cash for the goods or services, but it moves the guidance to ASC 718. Effective May 1, 2020, the Company adopted the new standard. Upon adoption, the Company applied the modified retrospective transition approach and recorded an adjustment on May 1, 2020 to decrease derivative liabilities by $16,541 and decrease opening deficit by $16,541.

I-Minerals Inc. Notes to the Condensed Interim Consolidated Financial Statements For the three months ended July 31, 2020 and 2019
(Unaudited - Expressed in US dollars)

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

4.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES:

	July 31, 2020 $	April 30, 2020 $

Trade payables	195,077	157,419
Amounts due to related parties (Note 7)	218,276	199,104
Interest payable on promissory notes (Note 5)	601,963	1,386,571

Total accounts payable and accrued liabilities	1,015,316	1,743,094

5.	PROMISSORY NOTES:

	July 31, 2020 $	April 30, 2020 $

Third promissory notes	24,906,446	23,493,003
Fifth promissory notes	2,989,937	2,793,833
Sixth promissory notes	1,487,951	1,302,781

Total promissory notes	29,384,334	27,589,617

The Company has Third Promissory Notes, Fifth Promissory Notes and Sixth Promissory Notes due to a company controlled by a director of the Company (the “Lender”). The Third Promissory Notes were due on March 31, 2019. On March 27, 2019, an amending agreement was entered into extending the maturity date of the Promissory Notes from March 31, 2019 to June 30, 2019 for no consideration. On June 28, 2019, the Company entered into an amending agreement with the Lender further extending this maturity date to October 31, 2019 for no consideration. The Fifth Promissory Notes were due on December 31, 2019. On October 25, 2019, the Company entered into an amending agreement with the Lender extending the maturity date for both notes, for no consideration, to the earlier of (i) June 30, 2020 and (ii) 60 days after a pre-feasibility study has been filed on SEDAR. The Sixth Promissory Notes have the same maturity date. On June 4, 2020, all three promissory notes were extended to December 15, 2020 for no consideration.

I-Minerals Inc. Notes to the Condensed Interim Consolidated Financial Statements For the three months ended July 31, 2020 and 2019
(Unaudited - Expressed in US dollars)

In accordance with the guidance of ASC 470-50 and ASC 470-60, the Company determined that the March 27, 2019, June 28, 2019, October 25, 2019 and June 4, 2020 extension agreements qualified as troubled debt restructurings. However, as the Company did not transfer assets or grant an equity interest to the Lender and since the carrying amount of the promissory notes at the time of the restructurings did not exceed the total future cash payments specified by the new terms, there was no accounting impact of the troubled debt modifications.

Certain conditions may result in early repayment including immediate repayment in the event a person currently not related to the Company acquires more than 40% of the outstanding common shares of the Company.

Third Promissory Notes

The Third Promissory Notes bear interest at the rate of 12% per annum and during the three months ended July 31, 2020, the Company recorded interest of $738,929 (2019 - $657,507). Interest is payable semi-annually as calculated on May 31st and November 30th of each year. Interest is to be paid either in cash, in common shares or deemed an advance of principal at the option of the Lender. A 5% late payment penalty may apply if payment is not paid within ten days after the due date. During the three months ended July 31, 2020, the Lender elected to have interest payable from December 1, 2019 to May 31, 2020 of $1,413,443 deemed as advances.

Fifth Promissory Notes

On September 11, 2018, the Company entered into a Loan Agreement with the Lender pursuant to which up to $2,500,000 will be advanced to the Company in tranches (the “Fifth Promissory Notes”). As at July 31, 2020, the Company had received $2,500,000 (April 30, 2020 - $2,500,000) in advances pursuant to the Fifth Promissory Notes.

The Fifth Promissory Notes bear interest at the rate of 14% per annum and during the three months ended July 31, 2020, the Company recorded interest of $103,176 (2019 - $80,003). Interest is payable semi-annually as calculated on May 31st and November 30th of each year. Interest is to be paid either in cash, in common shares or deemed an advance of principal at the option of the Lender. A 5% late payment penalty may apply if payment is not paid within ten days after the due date. During the three months ended July 31, 2020, the Lender elected to have interest payable from December 1, 2019 to May 31, 2020 of $196,104 deemed as advances.

Sixth Promissory Notes

On October 25, 2019, the Company entered into a Loan Agreement with the Lender pursuant to which up to $700,000 will be advanced to the Company in tranches (the “Sixth Promissory Notes”). On January 20, 2020 and July 8, 2020, the Company entered into amending agreements whereby the Lender agreed to advance an additional $600,000 and $1,200,000, respectively, under the same terms as the Sixth Promissory Notes. As at July 31, 2020, the Company had received $1,420,000 in advances pursuant to the Sixth Promissory Notes (April 30, 2020 - $1,300,000).

The Sixth Promissory Notes bear interest at the rate of 14% per annum and during the three months ended July 31, 2020, the Company recorded interest of $48,004 (2019 - $nil). Interest is payable semi-annually as calculated on May 31st and November 30th of each year. Interest is to be paid either in cash, in common shares or deemed an advance of principal at the option of the Lender. A 5% late payment penalty may apply if payment is not paid within ten days after the due date. During the three months ended July 31, 2020, the Lender elected to have interest payable from December 1, 2019 to May 31, 2020 of $65,170 deemed as advances.

The Third Promissory Notes, the Fifth Promissory Notes and the Sixth Promissory Notes are collateralized by the Company’s Helmer-Bovill Property.

I-Minerals Inc. Notes to the Condensed Interim Consolidated Financial Statements For the three months ended July 31, 2020 and 2019
(Unaudited - Expressed in US dollars)

The following table outlines the estimated cash payments required, by calendar year, in order to repay the principal balance of the Third Promissory Notes, the Fifth Promissory Notes and the Sixth Promissory Notes:

2020 $	2021 $	2022 $	2023 $	2024 $	Total $
29,384,334	-	-	-	-	29,384,334

6.	SHARE CAPITAL:

Common shares

a)	Authorized:

Unlimited number of common shares, without par value.

The holders of common shares are entitled to receive dividends which are declared from time to time, and are entitled to one vote per share at meetings of the Company. All shares are ranked equally with regards to the Company’s residual assets.

b)	Stock transactions:

During the three months ended July 31, 2020 or 2019, the Company did not complete any stock transactions.

c)	Stock options:

The Company has granted stock options under the terms of its Stock Option Plan (the “Plan”). The Plan provides that the directors of the Company may grant options to purchase common shares to directors, officers, employees and service providers of the Company on terms that the directors of the Company may determine are within the limitations set forth in the Plan. The maximum number of shares available under the Plan is limited to 10% of the issued common shares. The maximum term of stock options is ten years. All stock options vest on the date of grant, unless otherwise stated. As at July 31, 2020, the Company had 6,423,021 stock options available for grant pursuant to the Plan (April 30, 2020 – 6,423,021).

The Company’s stock options outstanding as at July 31, 2020 and the changes for the period then ended are as follows:

	Number Outstanding	Weighted Average Exercise Price (in CAD$)

Balance outstanding at July 31, 2020 and April 30, 2020	2,950,000	0.26

Balance exercisable at July 31, 2020	1,700,000	0.26

Summary of stock options outstanding at July 31, 2020:

Security	Number Outstanding	Number Exercisable	Exercise Price (CAD$)	Expiry Date	Remaining Contractual Life (years)

Stock options	(2)200,000	(2)200,000	0.25	August 4, 2020	0.01
Stock options	300,000	300,000	0.30	July 21, 2021	0.97
Stock options	1,000,000	1,000,000	0.25	April 20, 2022	1.72
Stock options	(1)1,450,000	(1)200,000	0.25	August 9, 2023	3.02

I-Minerals Inc. Notes to the Condensed Interim Consolidated Financial Statements For the three months ended July 31, 2020 and 2019
(Unaudited - Expressed in US dollars)

Notes:
(1)	1,250,000 stock options vest on the completion of certain milestones including equity financing, project financing, mine construction and achieving commercial production. 200,000 stock options vested as to 25% every three months from the date of grant.
(2)	Subsequent to July 31, 2020, these stock options expired unexercised.

As at July 31, 2020, the unamortized compensation cost of options is $93,382 and the intrinsic value of options expected to vest is $nil.

Share-based payments are classified in the Company’s Statement of Loss during the three months ended July 31, 2020 and 2019 as follows:

	2020 $	2019 $
Management and consulting fees	-	858
	-	858

7.	RELATED PARTY TRANSACTIONS:

During the three months ended July 31, 2020, management and consulting fees of $24,000 (2019 - $24,000) were charged by RJG Capital Corporation, a wholly-owned company of W. Barry Girling, Director. Wayne Moorhouse, Director, charged $4,098 (2019 - $4,156) in management and consulting fees. Gary Childress, Director, charged $3,310 (2019 - $5,609) in management and consulting fees. $6,929 (2019 - $8,113) was charged by Malaspina Consultants Inc. for the services of Matt Anderson, CFO, and are included in professional fees.

Included in accounts payable and accrued liabilities are amounts owed to directors or officers or companies controlled by them. As at July 31, 2020, the amount was $218,276 (April 30, 2020 – $199,104). All amounts are non-interest bearing, unsecured, and due on demand.

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

Investing and financing activities that affect recognized assets or liabilities but that do not result in cash receipts or cash payments are excluded from the consolidated statements of cash flows. During the three months ended July 31, 2020, the following transactions were excluded from the consolidated statement of cash flows:

a)	The transfer of $1,674,717 of interest payable on the Third, Fifth and Sixth Promissory Notes from accounts payable and accrued liabilities to promissory notes; and,

b)	Deferred mineral property expenditures of $40,062 included in accounts payable and accrued liabilities at July 31, 2020, less $40,062 included in accounts payable at April 30, 2020 (net inclusion of $nil).

I-Minerals Inc. Notes to the Condensed Interim Consolidated Financial Statements For the three months ended July 31, 2020 and 2019
(Unaudited - Expressed in US dollars)

During the three months ended July 31, 2019, the following transactions were excluded from the consolidated statement of cash flows:

a)	The transfer of $1,358,420 of interest payable on the Third and Fifth Promissory Notes from accounts payable and accrued liabilities to promissory notes; and,

b)	Deferred mineral property expenditures of $52,791 included in accounts payable and accrued liabilities at July 31, 2019, less $57,744 included in accounts payable at April 30, 2019 (net inclusion of $4,953).

10.	SUBSEQUENT EVENTS:

Subsequent to July 31, 2020:

i)	200,000 stock options expired unexercised.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report constitute "forward-looking statements.” These statements, identified by words such as “plan,” "anticipate,” "believe,” "estimate,” "should,” "expect" and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. Forward-looking statements involve known and unknown risks, uncertainties, assumptions and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Such factors include, among others, general business, economic, competitive, political and social uncertainties; the actual results of current exploration and development activities; changes in project parameters as plans continue to be refined; changes in labour costs or other costs of production; future mineral prices; equipment or processes to operate as anticipated; accidents, labour disputes and other risks of the mining industry, including but not limited to environmental hazards, cave-ins, pit-wall failures, flooding, rock bursts and other acts of God or unfavourable operating conditions and losses; delays in obtaining governmental approvals or financing or in the completion of development or construction activities, as well as those factors discussed in the section titled "Risk Factors" in our Annual Report on Form 10-K which was filed with the SEC on July 28, 2020.

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

In June 2014, we completed an updated pre-feasibility study on the Bovill Kaolin Project (the “2014 PFS”) and on March 8, 2016, we announced the economic results of our initial feasibility study (the “2016 FS”).  However, based on the results of an updated independent market study it is apparent that fundamental changes in the businesses that consume our minerals has taken place over the past several years.  These changes include offshoring and reformulation wherein industries that had previously used K-spar for example have reformulated their production batches using alternate minerals.  Markets do exist for all of the minerals contained within the Bovill Kaolin Project but not in the volumes contemplated in the 2016 FS.  Accordingly, the 2016 FS is considered not to be current and should not be relied upon.

The mineral resources stated in the 2016 FS remain current and have recently been re-stated in a standalone technical report prepared by SRK Consulting (U.S.) recently completed an updated resource estimate.  The updated mineral resource statement from this report, summarized below, contains the same tonnages and grades as were disclosed in the 2016 FS and is the basis of the reserves defined in the 2020 Pre-Feasibility Report.

2020 Pre-Feasibility Study

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

The 2020 PFS is based on the production of two minerals, halloysite and kaolinite. The halloysite is beneficiated into two mineral products; HalloPure which is about 70% halloysite and 30% kaolinite and premium quality Ultra-Hallopure which is greater than 90% halloysite with the balance kaolinite. The quality of Bovill Halloysite is regarded as being exceptional and the research on halloysite applications has dramatically increased over the past 5 years involving polymers, filtration, extruded polystyrene insulation, green technology and life sciences. The kaolinite is flash calcined to produce metakaolin, a Supplementary Cementitious Material (“SCM”) and highly reactive pozzolan that when added to concrete increases strength and durability, reduces permeability, reduces the effect of alkali-silica reactivity and increases resistance to chloride ingress and sulfate attack. By using metakaolin the sustainability of the concrete is increased through longer service life and the carbon footprint is reduced by lowering the quantity of Portland cement. Sand is produced during the production process which meets the specifications of a number of applications including arena sand, USGA bunker and top-dressing sand. There is a potential upside from sale of sand which is not included in the project economics and accordingly the sand is not included in the reserves.

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
  The reference point for Mineral Reserves is at the plant stockpile

The full 2020 PFS was filed on www.sedar.com on April 16, 2020 and is available on the Company’s website.

Plan of Operation and Outlook

The company is taking a sequential approach to the development of the Bovill Project.  The first phase is the amendment of our Operations and Reclamation Plan (“ORP”) with the Idaho Department of Lands (the “IDL”).  With the changes to the business plan, now focusing on the production of halloysite and metakaolin, the mine plan was developed based on areas with increased concentrations of halloysite and kaolin.  This resulted in a reconfiguration of the open pits where these minerals are proposed to be mined.  As a result of the reconfiguration of the open pits, the areas of disturbance and road design to service the mining operations has changed, triggering the need to amend the previously approved ORP.  In general, the disturbed area is smaller than the disturbed area in the prior ORP.  The amended ORP was submitted to the IDL on August 28, 2020.

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

Upon approval of the ORP, we intend to initiate a Feasibility Study (“FS”) and Front End Engineering Design Study (“FEED Study”).  Based upon the feedback from the various consultants working on the ORP, we expect to commence the FS and FEED Study early in the fourth calendar quarter of 2020.

Results of Operation

Three months ended July 31, 2020

We recorded a net loss of $1,184,135 ($0.01 per share) for the three months ended July 31, 2020 as compared to a net loss of $1,231,824 ($0.01 per share) for the three months ended July 31, 2019.  The decrease in the net loss recorded for the three months ended July 31, 2020 as compared to the net loss for the three months ended July 31, 2019 is the net result of changes to a number of expenses.  Of note are the following items:

  Management and consulting fees of $50,159 (2019 - $56,944) are comprised of fees to manage our Company and stock-based compensation.  The stock-based compensation recognized in the current period was $nil (2019 - $858).  Approximately 75% of the fees to manage our Company are charged to management and consulting fees and the other 25% is charged to mineral property expenditures.
  Mineral property expenditures of $138,490 (2019 - $279,238) are costs incurred on our Helmer-Bovill Property.  The expenditures in the current period are pre-development costs that have been expensed during the period.  The main components of costs during the current period included engineering and consulting ($34,043) and metallurgy ($46,168).  During the current period, the Company continued to optimize the metallurgical processes and detailed engineering.  Effective January 31, 2019, the Company returned to the evaluation stage for accounting purposes and therefore stopped capitalizing development costs.

  General and miscellaneous expenses of $37,912 (2019 - $63,883) are comprised of office and telephone expenses, payroll taxes, medical benefits, insurance premiums, travel expenses, promotional expenses, shareholder communication fees, transfer agent fees and filing fees.  The decrease during the current period was due primarily to a reduction in shareholder communications fees and travel expenses.
  Professional fees of $70,382 (2019 - $62,368) include legal fees, audit fees and financial consulting fees.
  Accretion expense of $nil (2019 - $25,538) was the amortization of the fair value of bonus shares and bonus warrants issued to the Lender of the promissory notes.  The amounts were fully amortized in fiscal 2020.
  Interest expense of $890,109 (2019 - $737,510) is from promissory notes that bear interest at the rates of 12%-14% per year.  Interest increased as additional funds were advanced.
  We recorded a loss on change in fair value of derivative liabilities of in fiscal 2019 of $4,314.  The change in fair value of derivative liabilities was based on the change in remaining term of derivative instruments and our stock price.  The derivatives included stock options granted to non-employees.  The derivative liabilities did not represent cash liabilities.  On May 1, 2020, we adopted ASU 2018-07 which eliminated the derivative liabilities against opening deficit.

Liquidity and Capital Resources

Our aggregate operating, investing and financing activities during the three months ended July 31, 2020 resulted in a net cash outflow of $128,831 (2019 – outflow of $166,693).  As at July 31, 2020, we had a working capital deficiency of $30,135,897.

During the three months ended July 31, 2020, $248,831 was used in operations (2019 - $404,082).  During the three months ended July 31, 2020, we spent $nil on investing activities (2019 - $7,611) and we received $120,000 from financing activities (2019 - $245,000).

We have been financed by advances pursuant to promissory notes advanced by BV Lending LLC, an entity controlled by Allen L. Ball, a member of our Board of Directors and our largest shareholder (the “Lender”).  During the three months ended July 31, 2020, the Company was receiving advances pursuant to the Sixth Promissory Notes.  As at July 31, 2020, the balance of the promissory notes was $29,384,334.  On July 8, 2020, the Lender agreed to provide an additional $1,200,000 of advances.  On July 20, 2020, we received $120,000 of advances.

As at April 30, 2020, the Third Promissory Notes, the Fifth Promissory Notes and the Sixth Promissory Notes had a maturity date of the earlier of (i) June 30, 2020 and (ii) 60 days after a pre-feasibility study has been filed on SEDAR. On June 4, 2020, the promissory notes maturity date was extended from June 30, 2020 to December 15, 2020 for no consideration.  All other terms remained the same.

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

We remain dependent on additional financing to fund development requirements on the Helmer-Bovill property and for general corporate costs.  With respect to funds required for capital cost items, State-sponsored debt financing instruments may be available on attractive terms, and we intend to pursue such financial instruments to cover portions of the capital costs associated with placing the Bovill Project deposits into production.

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

During 2020, there was an outbreak of COVID-19 that has impacted the economic environment and the capital markets.  As the Company is at the stage of exploration and evaluation and is looking to fund mine development leading to production, the impacts of COVID-19 are not determinable at this date.  COVID-19 however, could have a material impact on the Company's financial position, results of operation and cash flows. The Company's liquidity and its ability to continue as a going concern may also be impacted.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable

Item 4. Controls and Procedures.

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of July 31, 2020. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of July 31, 2020.  There were no material changes in the Company’s internal control over financial reporting during the first quarter of fiscal 2021.

PART II

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

There have been no material changes from the risk factors as previously disclosure in our Annual Report on Form 10-K which was filed with the SEC on July 28, 2020.

Item 2. Sale of Unregistered Securities.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act (The “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the three months ended July 31, 2020, our U.S. exploration and evaluation property was not subject to regulation by the Federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977 (the "Mine Act").

Item 5. Other Information.

None.

Item 6. Exhibits

3.1	Certificate of Continuation.(2)
3.2	Articles of Continuance.(2)
3.3	Certificate of Amendment.(2)
3.4	Articles of Amendment.(2)
3.5	By-Laws.(2)
10.1	Assignment Agreement with Contingent Right of Reverter dated August 10, 2002, between the Company, Idaho Industrial Minerals, LLC and Northwest Kaolin Inc.(2)
10.2	Amendment and Ratifications of Assignment Agreement with Contingent Right of Reverter dated August 10, 2005, between the Company, Idaho Industrial Minerals, LLC and Northwest Kaolin Inc.(2)
10.3	Second Amendment and Ratifications of Assignment Agreement with Contingent Right of Reverter dated August 10, 2005, between the Company, Idaho Industrial Minerals, LLC and Northwest Kaolin Inc.(2)
10.4	Third Amendment and Ratifications of Assignment Agreement with Contingent Right of Reverter dated August 10, 2008, between the Company, Idaho Industrial Minerals, LLC and Northwest Kaolin Inc.(2)
10.5	Fourth Amendment and Ratifications of Assignment Agreement with Contingent Right of Reverter dated January 1, 2010, between the Company, Idaho Industrial Minerals, LLC and Northwest Kaolin Inc.(2)
10.6	Employment Agreement dated April 1, 2013 between the Company and Thomas M. Conway.(2)
10.7	Loan Agreement dated September 13, 2013 between the Company and BV Lending LLC.(2)
10.8	Stock Option Plan.(1)
10.9	Sales Agreement dated April 28, 2014 between I-Minerals USA, Inc. and Pre-Mix, Inc.(2)
10.10	Loan Agreement dated February 18, 2015 between the Company and BV Lending LLC.(3)
10.11	Amendment Agreement dated December 1, 2015 between the Company and BV Lending LLC.(4)
10.12	Loan Agreement dated June 1, 2016 between the Company and BV Lending LLC. (5)
10.13	Amending Agreement dated October 25, 2017 between the Company and BV Lending LLC. (6)
10.14	Amending Agreement dated January 18, 2018 between the Company and BV Lending LLC. (7)
10.15	Amending Agreement dated March 30, 2018 between the Company and BV Lending LLC. (8)
10.16	Employment Agreement dated March 1, 2018 between the Company and John Theobald. (9)
10.17	Settlement Agreement dated August 3, 2018 between the Company and Thomas Conway. (9)
10.18	Loan Agreement dated September 11, 2018 between the Company and BV Lending LLC. (9)
10.19	Amending Agreement dated March 27, 2019 between the Company and BV Lending LLC
10.20	Amending Agreement dated June 28, 2019 between the Company and BV Lending LLC
10.21	Loan Agreement dated October 25, 2019 between the Company and BV Lending LLC. (11)
10.22	Amending Agreement dated October 25, 2019 between the Company and BV Lending LLC. (12)
10.23	Amending Agreement dated November 25, 2019 between the Company and BV Lending LLC. (12)
10.24	Amending Agreement dated January 20, 2020 between the Company and BV Lending LLC. (13)
10.25	Amending Agreements dated June 4, 2020 between the Company and BV Lending LLC. (14)
10.26	Amending Agreement dated July 8, 2020 between the Company and BV Lending LLC. (14)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (Rule 13a-14 and 15d-14 of the Exchange Act)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (Rule 13a-14 and 15d-14 of the Exchange Act)
32.1	Certification of Chief Executive Officer pursuant to pursuant to Section 1350 of Title 18 of the United States Code
32.2	Certification of Chief Financial Officer pursuant to pursuant to Section 1350 of Title 18 of the United States Code

Notes:

(1)	Filed as an exhibit to our Registration Statement on Form 10 filed with the SEC on November 17, 2014.
(2)	Filed as an exhibit to our Registration Statement on Form 10/A filed with the SEC on December 24, 2014.
(3)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on March 11, 2015.
(4)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on December 7, 2015.
(5)	Filed as an exhibit to our Form 10-Q filed with the SEC on September 14, 2016.
(6)	Filed as an exhibit to our Form 10-Q filed with the SEC on December 15, 2017.
(7)	Filed as an exhibit to our Form 10-Q filed with the SEC on March 14, 2018.
(8)	Filed as an exhibit to our Form 10-K filed with the SEC on August 3, 2018.
(9)	Filed as an exhibit to our Form 10-Q filed with the SEC on September 14, 2018.
(10)	Filed as an exhibit to our Form 10-K filed with the SEC on July 29, 2019.
(11)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on November 8, 2019.
(12)	Filed as an exhibit to our Form 10-Q filed with the SEC on December 16, 2019.
(13)	Filed as an exhibit to our Form 10-Q filed with the SEC on March 13, 2020.
(14)	Filed as an exhibit to our Form 10-K filed with the SEC on July 28, 2020.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

I-MINERALS INC.

Date:	September 11, 2020	By:	/s/ John Theobald
JOHN THEOBALD
Chief Executive Officer and President
(Principal Executive Officer)

Date:	September 11, 2020	By:	/s/ Matthew Anderson
MATTHEW ANDERSON
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)