Form 10-Q
period 2020-10-31
I-Minerals Inc
filed 2020-12-14
CIK 1405663

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: October 31, 2020

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

As of December 11, 2020, the registrant had 93,730,212 outstanding shares of common stock.

I-Minerals Inc.

PART I – FINANCIAL INFORMATION

I-Minerals Inc.

Condensed Interim Consolidated Financial Statements

For the six months ended October 31, 2020 and 2019

(Unaudited - Expressed in US dollars)

I-Minerals Inc. Condensed Interim Consolidated Balance Sheets October 31, 2020 and April 30, 2020
(Unaudited - Expressed in US dollars) (Prepared in accordance with US GAAP)

	Notes	October 31, 2020 $	April 30, 2020 $
ASSETS
Current assets
Cash		53,041	347,887
Receivables		5,373	9,184
Prepaids		20,776	18,816
		79,190	375,887

Equipment and right-of-use asset		59,194	14,860
Mineral property interest and deferred development costs	3	1,892,410	1,892,410
Deposits		29,208	29,208

TOTAL ASSETS		2,060,002	2,312,365

LIABILITIES
Current liabilities
Accounts payable and accrued liabilities	4,8	1,904,662	1,743,094
Lease liability – current	5	27,982	-
Promissory notes due to related party	6	29,514,334	27,589,617
Derivative liabilities		-	16,541
		31,446,978	29,349,252

Lease liability – non-current	5	21,066	-

TOTAL LIABILITIES		31,468,044	29,349,252

CAPITAL DEFICIT
Capital Stock
Authorized:
Unlimited common shares with no par value
Issued and fully paid: 93,730,212 (April 30, 2020 – 93,730,212)	7	19,225,087	19,225,087
Additional paid-in capital		1,865,342	1,865,342
Deficit		(50,498,471)	(48,127,316)
TOTAL CAPITAL DEFICIT		(29,408,042)	(27,036,887)

TOTAL LIABILITIES AND CAPITAL DEFICIT		2,060,002	2,312,365

Basis of Presentation and Going Concern (Note 1)

Subsequent events (Note 11)

On behalf of the Board
“John Theobald” Director	“W. Barry Girling” Director

 The accompanying notes are an integral part of these condensed interim consolidated financial statements.

I-Minerals Inc. Condensed Interim Consolidated Statements of Loss For the three and six months ended October 31, 2020 and 2019
(Unaudited - Expressed in US dollars)

	Notes	Three months ended October 31,		Six months ended October 31,
		2020	2019	2020	2019
		$	$	$	$

OPERATING EXPENSES
Amortization		808	981	5,870	3,305
Management and consulting fees	8	50,365	44,569	100,524	101,513
Mineral property expenditures		159,971	444,967	298,461	724,205
General and miscellaneous		50,758	72,928	88,670	136,811
Professional fees	8	27,069	49,030	97,451	111,398

		(288,971)	(612,475)	(590,976)	(1,077,232)
OTHER (EXPENSE) INCOME
Foreign exchange (gain) loss		(1,046)	(1,310)	6,933	(1,015)
Accretion expense		-	(34,810)	-	(60,348)
Interest expense	6	(913,544)	(751,201)	(1,803,653)	(1,488,711)
Change in fair value of derivative liabilities		-	7,457	-	3,143

LOSS FOR THE PERIOD		(1,203,561)	(1,392,339)	(2,387,696)	(2,624,163)

Loss per share – basic and diluted		(0.01)	(0.02)	(0.03)	(0.03)
Weighted average number of shares outstanding		93,730,212	92,676,115	93,730,212	92,676,115

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

I-Minerals Inc. Condensed Interim Consolidated Statements of Cash Flows For the six months ended October 31, 2020 and 2019
(Unaudited - Expressed in US dollars)

	2020 $	2019 $
OPERATING ACTIVITIES
Net loss for the period	(2,387,696)	(2,624,163)
Items not involving cash:
Amortization	5,870	3,305
Stock-based compensation	-	888
Accretion expense	-	60,348
Change in fair value of derivative liabilities	-	(3,143)
Change in non-cash operating working capital items:
Receivables	3,811	(315)
Prepaids	(1,960)	15,326
Accounts payable and accrued liabilities	1,836,285	1,667,750
Lease liability	(277)	-

Cash flows used in operating activities	(543,967)	(880,004)

INVESTING ACTIVITIES
Additions to mineral property interest and deferred development	-	(4,953)
Purchase of equipment	(879)	(2,658)

Cash flows used in investing activities	(879)	(7,611)

FINANCING ACTIVITIES
Proceeds from promissory notes received	250,000	680,000

Cash flows from financing activities	250,000	680,000

DECREASE IN CASH	(294,846)	(207,615)

CASH, BEGINNING OF THE PERIOD	347,887	241,721

CASH, END OF THE PERIOD	53,041	34,106

SUPPLEMENTAL CASH FLOW INFORMATION (Note 10)

Interest paid	-	-
Taxes paid	-	-

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

I-Minerals Inc. Condensed Interim Consolidated Statements of Capital Deficit For the six months ended October 31, 2020 and 2019
(Unaudited - Expressed in US dollars)

	Number of Shares #	Amount $	Commitment to Issue Shares $	Additional Paid-in Capital $	Accumulated Deficit $	Total Capital Deficit $

Balance at April 30, 2019	92,676,115	19,118,229	106,858	1,866,274	(43,010,566)	(21,919,205)

Share-based payments - vesting	-	-	-	888	-	888
Reallocation of vested options to liabilities	-	-	-	(1,820)	-	(1,820)
Loss for the period	-	-	-	-	(2,624,163)	(2,624,163)

Balance at October 31, 2019	92,676,115	19,118,229	106,858	1,865,342	(45,634,729)	(24,544,300)

Issued during the period:
Shares issued as a debt discount	1,054,097	106,858	(106,858)	-	-	-
Share-based payments - vesting	-	-	-	-	-	-
Reallocation of vested options to liabilities	-	-	-	-	-	-
Loss for the period	-	-	-	-	(2,492,587)	(2,492,587)

Balance at April 30, 2020	93,730,212	19,225,087	-	1,865,342	(48,127,316)	(27,036,887)
Adoption of ASU 2018-07 adjustment (Note 2)	-	-	-	-	16,541	16,541
Balance at May 1, 2020 (restated)	93,730,212	19,225,087	-	1,865,342	(48,110,775)	(27,020,346)

Loss for the period	-	-	-	-	(2,387,696)	(2,387,696)

Balance at October 31, 2020	93,730,212	19,225,087	-	1,865,342	(50,498,471)	(29,408,042)

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

I-Minerals Inc. Notes to the Condensed Interim Consolidated Financial Statements For the six months ended October 31, 2020 and 2019
(Unaudited - Expressed in US dollars except where otherwise indicated)

1.	NATURE OF BUSINESS AND BASIS OF PRESENTATION AND LIQUIDITY:

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

Basis of Presentation and Going Concern

The accompanying unaudited condensed interim consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information as well as Article 10 of Regulation S-X on the basis that the Company will continue as a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for the next year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At October 31, 2020, the Company had not yet achieved profitable operations, had an accumulated deficit of $50,498,471 since inception and expects to incur further losses in the development of its business, all of which casts substantial doubt upon the Company’s ability to continue as a going concern and, therefore, that it may be unable to realize its assets and discharge its liabilities in the normal course of business.

The Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to develop the Property and to meet its obligations and repay its liabilities arising from normal business operations when they come due. Although the Company has been successful in the past in obtaining financing, there is no assurance that it will be able to obtain adequate financing in the future or that such financing will be on terms advantageous to the Company. The Company has been receiving funds from a company controlled by a director of the Company through promissory notes (Notes 6 and 11). Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or promissory notes; however, there is no assurance of additional funding being available. The Company has historically satisfied its capital needs primarily by issuing equity securities and/or promissory notes. Management plans to continue to provide for its capital needs by issuing equity securities and/or promissory notes.

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

I-Minerals Inc. Notes to the Condensed Interim Consolidated Financial Statements For the six months ended October 31, 2020 and 2019
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

The Company’s promissory notes are based on Level 2 inputs in the Accounting Standards Codification (“ASC”) 820 fair value hierarchy. The Company calculated the fair value of these instruments by discounting future cash flows using rates representative of current borrowing rates. At October 31, 2020, the promissory notes had a fair value of $19,627,032 (April 30, 2020 – $18,347,095).

Earnings (Loss) Per Share

The basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. For the six months ended October 31, 2020, loss per share excludes 2,750,000 (October 31, 2019 – 5,979,097) potentially dilutive common shares (related to outstanding options and warrants as well as shares committed to be issued pursuant to the promissory notes) as their effect was anti-dilutive.

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

I-Minerals Inc. Notes to the Condensed Interim Consolidated Financial Statements For the six months ended October 31, 2020 and 2019
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

4.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES:

	October 31, 2020 $	April 30, 2020 $

Trade payables	169,025	157,419
Amounts due to related parties (Note 8)	220,130	199,104
Interest payable on promissory notes (Note 6)	1,515,507	1,386,571

Total accounts payable and accrued liabilities	1,904,662	1,743,094

5.	LEASE LIABILITY:

The Company entered into a property lease in October 2020 and the Company recognized a lease obligation with respect to the operating lease. The terms and the outstanding balances as at October 31, 2020 are as follows:

October 31, 2020 $

Right-of-use asset from property lease repayable in monthly instalments of $2,332 and an interest rate of 13% per annum and an end date of October 15, 2022	49,048
Less: current portion	(27,982)

Non-current portion	21,066

I-Minerals Inc. Notes to the Condensed Interim Consolidated Financial Statements For the six months ended October 31, 2020 and 2019
(Unaudited - Expressed in US dollars except where otherwise indicated)

The following is a schedule of the Company’s future minimum lease payments related to the office lease obligation:

October 31, 2020 $

2021	13,991
2022	27,982
2023	13,991
Total minimum lease payments	55,964
Less: imputed interest	(6,916)
Total present value of minimum lease payments	49,048
Less: current portion	(27,982)
Non-current portion	21,066

6.	PROMISSORY NOTES:

	October 31, 2020 $	April 30, 2020 $

Third promissory notes	24,906,446	23,493,003
Fifth promissory notes	2,989,937	2,793,833
Sixth promissory notes	1,617,951	1,302,781

Total promissory notes	29,514,334	27,589,617

The Company has Third Promissory Notes, Fifth Promissory Notes and Sixth Promissory Notes due to a company controlled by a director of the Company (the “Lender”). The Third Promissory Notes were due on March 31, 2019. On March 27, 2019, an amending agreement was entered into extending the maturity date of the Promissory Notes from March 31, 2019 to June 30, 2019 for no consideration. On June 28, 2019, the Company entered into an amending agreement with the Lender further extending this maturity date to October 31, 2019 for no consideration. The Fifth Promissory Notes were due on December 31, 2019. On October 25, 2019, the Company entered into an amending agreement with the Lender extending the maturity date for both notes, for no consideration, to the earlier of (i) June 30, 2020 and (ii) 60 days after a pre-feasibility study has been filed on SEDAR. The Sixth Promissory Notes have the same maturity date. On June 4, 2020, all three promissory notes were extended to December 15, 2020 for no consideration. On December 3, 2020, the maturity date was extended to March 15, 2021 for no consideration.

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

Third Promissory Notes

The Third Promissory Notes bear interest at the rate of 12% per annum and during the six months ended October 31, 2020, the Company recorded interest of $1,492,264 (2019 - $1,327,764). Interest is payable semi-annually as calculated on May 31st and November 30th of each year. Interest is to be paid either in cash, in common shares or deemed an advance of principal at the option of the Lender. A 5% late payment penalty may apply if payment is not paid within ten days after the due date. During the six months ended October 31, 2020, the Lender elected to have interest payable from December 1, 2019 to May 31, 2020 of $1,413,443 deemed as advances.

I-Minerals Inc. Notes to the Condensed Interim Consolidated Financial Statements For the six months ended October 31, 2020 and 2019
(Unaudited - Expressed in US dollars except where otherwise indicated)

Fifth Promissory Notes

On September 11, 2018, the Company entered into a Loan Agreement with the Lender pursuant to which up to $2,500,000 will be advanced to the Company in tranches (the “Fifth Promissory Notes”). As at October 31, 2020, the Company had received $2,500,000 (April 30, 2020 - $2,500,000) in advances pursuant to the Fifth Promissory Notes.

The Fifth Promissory Notes bear interest at the rate of 14% per annum and during the six months ended October 31, 2020, the Company recorded interest of $208,684 (2019 - $160,947). Interest is payable semi-annually as calculated on May 31st and November 30th of each year. Interest is to be paid either in cash, in common shares or deemed an advance of principal at the option of the Lender. A 5% late payment penalty may apply if payment is not paid within ten days after the due date. During the six months ended October 31, 2020, the Lender elected to have interest payable from December 1, 2019 to May 31, 2020 of $196,104 deemed as advances.

Sixth Promissory Notes

On October 25, 2019, the Company entered into a Loan Agreement with the Lender pursuant to which up to $700,000 will be advanced to the Company in tranches (the “Sixth Promissory Notes”). On January 20, 2020 and July 8, 2020, the Company entered into amending agreements whereby the Lender agreed to advance an additional $600,000 and $1,200,000, respectively, under the same terms as the Sixth Promissory Notes. As at October 31, 2020, the Company had received $1,550,000 in advances pursuant to the Sixth Promissory Notes (April 30, 2020 - $1,300,000).

The Sixth Promissory Notes bear interest at the rate of 14% per annum and during the six months ended October 31, 2020, the Company recorded interest of $102,705 (2019 - $nil). Interest is payable semi-annually as calculated on May 31st and November 30th of each year. Interest is to be paid either in cash, in common shares or deemed an advance of principal at the option of the Lender. A 5% late payment penalty may apply if payment is not paid within ten days after the due date. During the six months ended October 31, 2020, the Lender elected to have interest payable from December 1, 2019 to May 31, 2020 of $65,170 deemed as advances.

The Third Promissory Notes, the Fifth Promissory Notes and the Sixth Promissory Notes are collateralized by the Company’s Helmer-Bovill Property.

The following table outlines the estimated cash payments required, by calendar year, in order to repay the principal balance of the Third Promissory Notes, the Fifth Promissory Notes and the Sixth Promissory Notes:

2020 $	2021 $	2022 $	2023 $	2024 $	Total $
29,514,334	-	-	-	-	29,514,334

7.	SHARE CAPITAL:

Common shares

a)	Authorized:

Unlimited number of common shares, without par value.

I-Minerals Inc. Notes to the Condensed Interim Consolidated Financial Statements For the six months ended October 31, 2020 and 2019
(Unaudited - Expressed in US dollars except where otherwise indicated)

The holders of common shares are entitled to receive dividends which are declared from time to time, and are entitled to one vote per share at meetings of the Company. All shares are ranked equally with regards to the Company’s residual assets.

b)	Stock transactions:

During the six months ended October 31, 2020 or 2019, the Company did not complete any stock transactions.

c)	Stock options:

The Company has granted stock options under the terms of its Stock Option Plan (the “Plan”). The Plan provides that the directors of the Company may grant options to purchase common shares to directors, officers, employees and service providers of the Company on terms that the directors of the Company may determine are within the limitations set forth in the Plan. The maximum number of shares available under the Plan is limited to 10% of the issued common shares. The maximum term of stock options is ten years. All stock options vest on the date of grant, unless otherwise stated. As at October 31, 2020, the Company had 6,623,021 stock options available for grant pursuant to the Plan (April 30, 2020 – 6,423,021).

The Company’s stock options outstanding as at October 31, 2020 and the changes for the period then ended are as follows:

	Number Outstanding	Weighted Average Exercise Price (in CAD$)

Balance outstanding at April 30, 2020	2,950,000	0.26
Expired	(200,000)	0.25

Balance outstanding at October 31, 2020	2,750,000	0.26

Balance exercisable at October 31, 2020	1,500,000	0.26

Summary of stock options outstanding at October 31, 2020:

Security	Number Outstanding	Number Exercisable	Exercise Price (CAD$)	Expiry Date	Remaining Contractual Life (years)

Stock options	300,000	300,000	0.30	July 21, 2021	0.72
Stock options	1,000,000	1,000,000	0.25	April 20, 2022	1.47
Stock options	(1)1,450,000	(1)200,000	0.25	August 9, 2023	2.77
Notes:
(1)	1,250,000 stock options vest on the completion of certain milestones including equity financing, project financing, mine construction and achieving commercial production. 200,000 stock options vested as to 25% every three months from the date of grant.

As at October 31, 2020, the unamortized compensation cost of options is $93,382 and the intrinsic value of options expected to vest is $nil.

Share-based payments are classified in the Company’s Statement of Loss during the six months ended October 31, 2020 and 2019 as follows:

I-Minerals Inc. Notes to the Condensed Interim Consolidated Financial Statements For the six months ended October 31, 2020 and 2019
(Unaudited - Expressed in US dollars except where otherwise indicated)

	2020 $	2019 $
Management and consulting fees	-	888
	-	888

8.	RELATED PARTY TRANSACTIONS:

During the six months ended October 31, 2020, management and consulting fees of $48,000 (2019 - $48,000) were charged by RJG Capital Corporation, a wholly-owned company of W. Barry Girling, Director. Wayne Moorhouse, Director, charged $8,320 (2019 - $8,320) in management and consulting fees. Gary Childress, Director, charged $6,705 (2019 - $6,805) in management and consulting fees. $12,350 (2019 - $12,760) was charged by Malaspina Consultants Inc. for the services of Matt Anderson, CFO, and are included in professional fees.

Included in accounts payable and accrued liabilities are amounts owed to directors or officers or companies controlled by them. As at October 31, 2020, the amount was $220,130 (April 30, 2020 – $199,104). All amounts are non-interest bearing, unsecured, and due on demand.

The promissory notes received from a company controlled by a director (Note 6) are related party transactions.

9.	SEGMENT DISCLOSURES:

The Company considers its business to comprise a single operating segment being the exploration and development of its resource property. Substantially all of the Company’s long-term assets and operations are located in Latah County, Idaho.

10.	NON-CASH TRANSACTIONS:

Investing and financing activities that affect recognized assets or liabilities but that do not result in cash receipts or cash payments are excluded from the consolidated statements of cash flows. During the six months ended October 31, 2020, the following transactions were excluded from the consolidated statement of cash flows:

a)	The transfer of $1,674,717 of interest payable on the Third, Fifth and Sixth Promissory Notes from accounts payable and accrued liabilities to promissory notes; and,

b)	Deferred mineral property expenditures of $40,062 included in accounts payable and accrued liabilities at October 31, 2020, less $40,062 included in accounts payable at April 30, 2020 (net inclusion of $nil).

During the six months ended October 31, 2019, the following transactions were excluded from the consolidated statement of cash flows:

a)	The transfer of $1,358,420 of interest payable on the Third and Fifth Promissory Notes from accounts payable and accrued liabilities to promissory notes; and,

b)	Deferred mineral property expenditures of $52,791 included in accounts payable and accrued liabilities at October 31, 2019, less $57,744 included in accounts payable at April 30, 2019 (net inclusion of $4,953).

I-Minerals Inc. Notes to the Condensed Interim Consolidated Financial Statements For the six months ended October 31, 2020 and 2019
(Unaudited - Expressed in US dollars except where otherwise indicated)

11.	SUBSEQUENT EVENTS:

Subsequent to October 31, 2020:

i)	On November 5, 2020, the Company received $100,000 pursuant to the Sixth Promissory Notes and on December 3, 2020 the Company received $200,000.

ii)	On December 3, 2020, the maturity date of the promissory notes was extended to March 15, 2021 for no consideration.

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

Upon approval of the ORP, we intend to initiate a Feasibility Study (“FS”) and Front End Engineering Design Study (“FEED Study”).  The amended ORP was submitted to the IDL on August 28, 2020.  The company received initial comments from the IDL on October 21, 2020 and responded to such comments on November 6, 2020.  Based upon the feedback from the various consultants working on the ORP, we expect to commence the FS and FEED Study in January 2021.

Results of Operation

Six months ended October 31, 2020

We recorded a net loss of $2,387,696 ($0.03 per share) for the six months ended October 31, 2020 as compared to a net loss of $2,624,163 ($0.03 per share) for the six months ended October 31, 2019.  The decrease in the net loss recorded for the six months ended October 31, 2020 as compared to the net loss for the six months ended October 31, 2019 is the net result of changes to a number of expenses.  Of note are the following items:

  Management and consulting fees of $100,524 (2019 - $101,513) are comprised of fees to manage our Company and stock-based compensation.  Approximately 75% of the fees to manage our Company are charged to management and consulting fees and the other 25% is charged to mineral property expenditures.
  Mineral property expenditures of $298,461 (2019 - $724,205) are costs incurred on our Helmer-Bovill Property.  The expenditures in the current period are pre-development costs that have been expensed during the period.  The main components of costs during the current period included engineering and consulting ($85,906) and metallurgy ($97,416).  During the current period, the Company continued to optimize the metallurgical processes and detailed engineering.  Effective January 31, 2019, the Company returned to the evaluation stage for accounting purposes and therefore stopped capitalizing development costs.

  General and miscellaneous expenses of $88,670 (2019 - $136,811) are comprised of office and telephone expenses, payroll taxes, medical benefits, insurance premiums, travel expenses, promotional expenses, shareholder communication fees, transfer agent fees and filing fees.  The decrease during the current period was due primarily to a reduction in shareholder communications fees and travel expenses.
  Professional fees of $97,451 (2019 - $111,398) include legal fees, audit fees and financial consulting fees.
  Accretion expense of $nil (2019 - $60,348) was the amortization of the fair value of bonus shares and bonus warrants issued to the Lender of the promissory notes.  The amounts were fully amortized in fiscal 2020.
  Interest expense of $1,803,653 (2019 - $1,488,711) is from promissory notes that bear interest at the rates of 12%-14% per year.  Interest increased as additional funds were advanced.
  We recorded a gain on change in fair value of derivative liabilities of in fiscal 2019 of $3,143.  The change in fair value of derivative liabilities was based on the change in remaining term of derivative instruments and our stock price.  The derivatives included stock options granted to non-employees.  The derivative liabilities did not represent cash liabilities.  On May 1, 2020, we adopted ASU 2018-07 which eliminated the derivative liabilities against opening deficit.

Liquidity and Capital Resources

Our aggregate operating, investing and financing activities during the six months ended October 31, 2020 resulted in a net cash outflow of $294,846 (2019 – outflow of $207,615).  As at October 31, 2020, we had a working capital deficiency of $31,367,788.

During the six months ended October 31, 2020, $543,967 was used in operations (2019 - $880,004).  During the six months ended October 31, 2020, we spent $879 on investing activities (2019 - $7,611) and we received $250,000 from financing activities (2019 - $680,000).

We have been financed by advances pursuant to promissory notes advanced by BV Lending LLC, an entity controlled by Allen L. Ball, a member of our Board of Directors and our largest shareholder (the “Lender”).  During the six months ended October 31, 2020, the Company was receiving advances pursuant to the Sixth Promissory Notes.  As at October 31, 2020, the balance of the promissory notes was $29,514,334.  On November 5, 2020, we received $100,000 of advances and on December 3, 2020, we received $200,000 of advances.

As at April 30, 2020, the Third Promissory Notes, the Fifth Promissory Notes and the Sixth Promissory Notes had a maturity date of the earlier of (i) June 30, 2020 and (ii) 60 days after a pre-feasibility study has been filed on SEDAR. On June 4, 2020, the promissory notes maturity date was extended from June 30, 2020 to December 15, 2020 for no consideration.  All other terms remained the same.  On December 3, 2020, the Lender agreed to extend the maturity date of the promissory notes to March 15, 2021 for no consideration.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable

Item 4. Controls and Procedures.

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of October 31, 2020. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of October 31, 2020.  There were no material changes in the Company’s internal control over financial reporting during the second quarter of fiscal 2021.

PART II

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

There have been no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K which was filed with the SEC on July 28, 2020.

Item 2. Sale of Unregistered Securities.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act (The “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the six months ended October 31, 2020, our U.S. exploration and evaluation property was not subject to regulation by the Federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977 (the "Mine Act").

Item 5. Other Information.

None.

Item 6. Exhibits

3.1	Certificate of Continuation.(2)
3.2	Articles of Continuance.(2)
3.3	Certificate of Amendment.(2)
3.4	Articles of Amendment.(2)
3.5	By-Laws.(2)
10.1	Assignment Agreement with Contingent Right of Reverter dated August 10, 2002, between the Company, Idaho Industrial Minerals, LLC and Northwest Kaolin Inc.(2)
10.2	Amendment and Ratifications of Assignment Agreement with Contingent Right of Reverter dated August 10, 2005, between the Company, Idaho Industrial Minerals, LLC and Northwest Kaolin Inc.(2)
10.3	Second Amendment and Ratifications of Assignment Agreement with Contingent Right of Reverter dated August 10, 2005, between the Company, Idaho Industrial Minerals, LLC and Northwest Kaolin Inc.(2)
10.4	Third Amendment and Ratifications of Assignment Agreement with Contingent Right of Reverter dated August 10, 2008, between the Company, Idaho Industrial Minerals, LLC and Northwest Kaolin Inc.(2)
10.5	Fourth Amendment and Ratifications of Assignment Agreement with Contingent Right of Reverter dated January 1, 2010, between the Company, Idaho Industrial Minerals, LLC and Northwest Kaolin Inc.(2)
10.6	Employment Agreement dated April 1, 2013 between the Company and Thomas M. Conway.(2)
10.7	Loan Agreement dated September 13, 2013 between the Company and BV Lending LLC.(2)
10.8	Stock Option Plan.(1)
10.9	Sales Agreement dated April 28, 2014 between I-Minerals USA, Inc. and Pre-Mix, Inc.(2)
10.10	Loan Agreement dated February 18, 2015 between the Company and BV Lending LLC.(3)
10.11	Amendment Agreement dated December 1, 2015 between the Company and BV Lending LLC.(4)
10.12	Loan Agreement dated June 1, 2016 between the Company and BV Lending LLC. (5)
10.13	Amending Agreement dated October 25, 2017 between the Company and BV Lending LLC. (6)
10.14	Amending Agreement dated January 18, 2018 between the Company and BV Lending LLC. (7)
10.15	Amending Agreement dated March 30, 2018 between the Company and BV Lending LLC. (8)
10.16	Employment Agreement dated March 1, 2018 between the Company and John Theobald. (9)
10.17	Settlement Agreement dated August 3, 2018 between the Company and Thomas Conway. (9)
10.18	Loan Agreement dated September 11, 2018 between the Company and BV Lending LLC. (9)
10.19	Amending Agreement dated March 27, 2019 between the Company and BV Lending LLC
10.20	Amending Agreement dated June 28, 2019 between the Company and BV Lending LLC
10.21	Loan Agreement dated October 25, 2019 between the Company and BV Lending LLC. (11)
10.22	Amending Agreement dated October 25, 2019 between the Company and BV Lending LLC. (12)
10.23	Amending Agreement dated November 25, 2019 between the Company and BV Lending LLC. (12)
10.24	Amending Agreement dated January 20, 2020 between the Company and BV Lending LLC. (13)
10.25	Amending Agreements dated June 4, 2020 between the Company and BV Lending LLC. (14)
10.26	Amending Agreement dated July 8, 2020 between the Company and BV Lending LLC. (14)
10.27	Amending Agreements dated December 3, 2020 between the Company and BV Lending LLC.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (Rule 13a-14 and 15d-14 of the Exchange Act)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (Rule 13a-14 and 15d-14 of the Exchange Act)
32.1	Certification of Chief Executive Officer pursuant to pursuant to Section 1350 of Title 18 of the United States Code
32.2	Certification of Chief Financial Officer pursuant to pursuant to Section 1350 of Title 18 of the United States Code

Notes:

(1)	Filed as an exhibit to our Registration Statement on Form 10 filed with the SEC on November 17, 2014.
(2)	Filed as an exhibit to our Registration Statement on Form 10/A filed with the SEC on December 24, 2014.
(3)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on March 11, 2015.
(4)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on December 7, 2015.
(5)	Filed as an exhibit to our Form 10-Q filed with the SEC on September 14, 2016.
(6)	Filed as an exhibit to our Form 10-Q filed with the SEC on December 15, 2017.
(7)	Filed as an exhibit to our Form 10-Q filed with the SEC on March 14, 2018.
(8)	Filed as an exhibit to our Form 10-K filed with the SEC on August 3, 2018.
(9)	Filed as an exhibit to our Form 10-Q filed with the SEC on September 14, 2018.
(10)	Filed as an exhibit to our Form 10-K filed with the SEC on July 29, 2019.
(11)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on November 8, 2019.
(12)	Filed as an exhibit to our Form 10-Q filed with the SEC on December 16, 2019.
(13)	Filed as an exhibit to our Form 10-Q filed with the SEC on March 13, 2020.
(14)	Filed as an exhibit to our Form 10-K filed with the SEC on July 28, 2020.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

I-MINERALS INC.

Date:	December 11, 2020	By:	/s/ John Theobald
JOHN THEOBALD
Chief Executive Officer and President
(Principal Executive Officer)

Date:	December 11, 2020	By:	/s/ Matthew Anderson
MATTHEW ANDERSON
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)