Form 10-K
period 2021-04-30
I-Minerals Inc
filed 2021-08-11
CIK 1405663

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[ x ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: April 30, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.

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

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $1.2 million, based upon the closing sale price of the registrant’s common stock as reported by the TSX Venture Exchange on October 31, 2020 and converted to USD based on the Bank of Canada noon rate as of the same date.

As of August 10, 2021, the registrant had 93,730,212 outstanding shares of common stock.

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

The 2020 PFS is based on the production of two minerals, halloysite and kaolinite. The halloysite is beneficiated into two mineral products; HalloPure which is about 70% halloysite and 30% kaolinite and premium quality Ultra-Hallopure which is greater than 90% halloysite with the balance kaolinite. The quality of Bovill Halloysite is regarded as being exceptional and the research on halloysite applications has dramatically increased over the past 5 years involving polymers, filtration, extruded polystyrene insulation, green technology and life sciences. The kaolinite is flash calcined to produce metakaolin, a Supplementary Cementitious Material (“SCM”) and highly reactive pozzolan that when added to concrete increases strength and durability, reduces permeability, reduces the effect of alkali-silica reactivity and increases resistance to chloride ingress and sulfate attack. By using metakaolin the sustainability of the concrete is increased through longer service life and the carbon footprint is reduced by lowering the quantity of Portland cement. Feldspathic sand is produced during the production process which meets the specifications of a number of applications including arena sand, USGA bunker and top-dressing sand. There is a potential upside from sale of feldspathic sand which is not included in the project economics and accordingly the feldspathic sand is not included in the reserves.

A conservative approach to the build-up of sales has been assumed with full production being achieved in the first quarter of the 5th year of operation as some product applications will require development. There is potential for full production to be achieved earlier which would have a corresponding positive effect on the NPV and IRR.

Updated Measured and Indicated Resource Estimate

•	Measured Resources of 5.7 million tons containing 76.5% quartz/K-spar sand, 12.3% Kaolinite and 4.0% Halloysite.
•	Indicated Resources of 15.5 million tons containing 57.0% quartz/K-spar sand, 15.5% Kaolinite and 2.8% Halloysite.
•	667,000 tons of contained halloysite, 3,119,000 tons of contained kaolinite and 13,235,000 tons of contained quartz/K-spar.

Updated Mineral Reserves

	Proven	Probable	Total P&P
K Tons	1,310	1,868	3,178
Halloysite %	8.8	8.0	8.3
Halloysite K Tons	115	149	264
Kaolinite %	11.1	22.4	17.7
Kaolinite K Tons	145	418	563
NSR	$ 109	$ 123	$ 117

* Notes on Mineral Reserves:

•	Reserves are based on a $40.00 NSR cutoff grade and pit designs.
•	Rounding of numbers in mineral reserves listed above may cause apparent inconsistencies.
•	The reference point for Mineral Reserves is at the plant stockpile

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

A reclamation bond of US$7,600 has been posted to cover the current plan of operations. The Storm Water Pollution Prevention Plan (SWPPP) has been publicly noted without objection as of November 16, 2012.  HDR Engineering, Inc. (HDR), under contract with I-Minerals, USA (I-Minerals), has updated this stormwater pollution prevention plan (SWPPP) to reflect the requirements in the 2021 Multi-Sector General Permit for Stormwater Discharges Associated with Industrial Activities (MSGP). The SWPPP is updated for I-Minerals’ Bovill Kaolin Project (Project) Phase 1 activities. I-Minerals has been operating this facility under the 2015 MSGP. The U.S. Environmental Protection Agency’s (USEPA) re-issued the MSGP on January 15, 2021, with the 2021 MSGP becoming effective on March 1, 2021(replacing the 2015 MSGP). A notice of intent (NOI) and updated SWPPP was completed prior to May 30, 2021.  The Company does not view the current environmental liability to be material as of April 30, 2021 as the amount is estimated to be below $5,000.  Under our current ORP, we will be required to pay a reclamation bond of approximately $3,000,000.

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

Our operations may be materially and adversely impacted by the COVID-19 pandemic

The Company faces risks related to health epidemics and other outbreaks of communicable diseases, which could significantly disrupt its operations and may materially and adversely affect its business and financial conditions. In December 2019, an outbreak of a novel strain of coronavirus (“COVID-19”) emerged and has since spread worldwide, posing public health risks that have reached pandemic proportions. In March 2020, the World Health Organization declared COVID-19 a pandemic. During the fiscal 2021 and subsequent to April 30, 2021, the COVID-19 pandemic has had a material impact on the global economy, the scale and duration of which remain uncertain. The COVID-19 pandemic has also disrupted global supply chains and workforce participation and created significant volatility and disruption of financial markets. A prolonged economic downturn and adverse impact to global economies or a sustained slowdown in growth or demand could have an adverse effect on the commodity prices and/or our ability to raise financing to meet our ongoing obligations.  The full extent to which COVID-19 impacts the Company will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning COVID-19 and the actions required to contain or treat its impact, among others. Investors are cautioned that operating and financial performance may vary from the expectations of management and our previously issued financial outlook as a result of the evolving COVID-19 environment.

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

There are numerous uncertainties inherent in estimating proven and probable reserves and mineralization, including many factors beyond our control. The estimation of reserves and mineralization is a subjective process and the accuracy of any such estimates is a function of the quality of available data and of engineering and geological interpretation and judgment. Results of drilling, metallurgical testing and production and the evaluation of mine plans subsequent to the date of any estimate may justify revision of such estimates. No assurances can be given that the volume and grade of reserves recovered and rates of production will not be less than anticipated. Assumptions about prices are subject to greater uncertainty and industrial mineral prices have fluctuated widely in the past. Declines in the market price of industrial minerals also may render reserves or mineralization containing relatively lower grades of ore uneconomic to exploit. Changes in operating and capital costs and other factors including, but not limited to, short-term operating factors such as the need for sequential development of ore bodies and the processing of new or different ore grades, may materially and adversely affect reserves.

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

Pursuant to the JOBS Act, as an “emerging growth company”, we are permitted to adopt new or revised accounting standards issued by the Financial Accounting Standards Board (“FASB”) and the Securities and Exchange Commission (“SEC”) on the same date as private companies rather than other public companies.  The JOBS Act permitted us to “opt out” of these extended transition periods, however we have not elected to opt out of these rules.  This may make it more difficult to compare of our financial statements with other public companies that are not “emerging growth companies”.

The JOBS Act allows us to postpone the date by which we must comply with certain laws and regulations intended to protect investors and to reduce the amount of information provided in reports filed with the SEC.

We meet the definition of an “emerging growth company” and so long as we continue to qualify as an “emerging growth company,” we will, among other things:

•	be exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that its independent registered public accounting firm provide an attestation report on the effectiveness of its internal control over financial reporting;

•	be exempt from the "say on pay” provisions (requiring a non-binding shareholder vote to approve compensation of certain executive officers) and the "say on golden parachute” provisions (requiring a non-binding shareholder vote to approve golden parachute arrangements for certain executive officers in connection with mergers and certain other business combinations) of The Dodd–Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) and certain disclosure requirements of the Dodd-Frank Act relating to compensation of Chief Executive Officers;

•	be permitted to omit the detailed compensation discussion and analysis from proxy statements and reports filed under the Exchange Act, as amended and instead provide a reduced level of disclosure concerning executive compensation; and

•	be exempt from any rules that may be adopted by the Public Company Accounting Oversight Board (“PCAOB”) requiring mandatory audit firm rotation or a supplement to the auditor’s report on the financial statements.

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

Because our securities are considered a penny stock, shareholders will be more limited in their ability to sell their shares. The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or quotation system. Because our securities constitute “penny stocks” within the meaning of the rules, the rules apply to us and to our securities. The rules may further affect the ability of owners of shares to sell our securities in any market that might develop for them. As long as the trading price of our common shares is less than $5.00 per share, the common shares will be subject to Rule 15g-9 under the Exchange Act. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that:

•	contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;

•	contains a description of the broker’s or dealer’s duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of securities laws;

•	contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price;

•	contains a toll-free telephone number for inquiries on disciplinary actions;

•	defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and

•	contains such other information and is in such form, including language, type, size and format, as the SEC shall require by rule or regulation.

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

Description of Property

The Helmer-Bovill Property is a development stage open pit mining operation which will produce feldspathic sand, kaolinite clay and halloysite clay.  The area has been mined historically for similar products.

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

Economic Analysis

The economic analysis results of the Bovill Kaolin Project indicate an NPV 10% of US$48.281 million and an IRR of 20 % on a pre-tax basis.  An after-tax basis analysis indicates an NPV 10% of US$$33.743 million with an IRR of 18%.  Our analysis estimates that payback will be within 6 years from the start of production.  The economic analysis is based on the following assumptions and estimates:

•	a mine life of 25 years.
•	Average Annual Plant Production Rate of 233,000 tons when at full production after a 4 year ramp up period
•	Waste : Ore stripping ratio of 1.1
•	an average operating cost of US$331.36/t of product or US$78.58 /t of millfeed
•	capital costs (which includes reclamation and closure costs) of US$120 million over life of mine, which consist of US$48.3 million initial capital cost, US$5.9 million sustaining capital cost and US$3.5 million in working capital

The results of our economic analysis are set forth in the table below:

Description	LoM Value Pre-Tax (US$Millions)	LoM Value After-Tax (US$Millions)	Unit Cost [1] (US$/ton) total	Unit Cost [2] (US$/ton) Mill feed	Unit Cost [3] (US$/ton) product
Gross Revenue	597,638	597,638	94.49	192.04	809.81
Royalties (5% sales)	29,882	29,882	4.72	9.60	40.49
Net Revenue	567,756	567,756	89.76	182.44	769.32
Operating Costs	244,541	244,541	38.66	78.58	331.36
LoM Capital	54,225	54,225	8.57	17.42	73.48
Taxes		62,779	9.93	20.17	85.07
Subtotal Capital & Tax	54,225	117,004	18.50	37.60	158.54
CASH FLOW	268,989	206,210
NPV6%	$97,242	$72,379
NPV10%	$48,281	$33,743
NPV14%	$20,831	$11,848
IRR	20%	18%

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

Feldspathic Sand Products

Feldspathic sand (“Sand”) produced from the Bovill project was independently tested by Tifton Physical Soil Testing Laboratory (late 2019) to assess its ability to meet specifications defined by the United States Golf Association (USGA) guidelines for selecting ‘bunker sand’ (i.e., the sand used to fill golf course bunkers).

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

The plant equipment is expected to have a useful live equal to the LOM (25 years) so will require minimal sustaining capital. It is noted that the operating costs include a factor for both minor maintenance as well as overhaul, and furthermore that processing of an almost entirely clay product is thought to be of relatively low intensity and demand from plant equipment.

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

Proven and Probable Reserves*

	Proven	Probable	Total P&P
Total Tons (kt)	1,310	1,868	3,178
Halloysite (%)	8.8	8.0	8.3
Halloysite (kt)	115	149	264
Kaolinite (%)	11.1	22.4	17.7
Kaolinite (kt)	145	418	563
NSR ($/t)	$108	$123	$117

*Notes on mineral reserves:

•	Reserves are based on a $40.00 NSR cutoff grade and pit designs.
•	Rounding of numbers in mineral reserves listed above may cause apparent inconsistencies.

Proven and Probable Reserves with Associated Waste

Pit Phase	Proven and Probable Reserves						Waste (kt)	Total (kt)	Strip Ratio
	kt	Halloysite (%)	Halloysite (kt)	Kaolinite (%)	Kaolinite (kt)	NSR ($/ton)
Middle Ridge Phase 1	200	12.3	24	19.5	39	160	225	425	1.13
Middle Ridge Phase 1	69	6.1	4	62.4	43	184	175	244	2.55
Middle Ridge Phase 4	998	8.7	87	11.1	110	108	493	1,491	0.49
Middle Ridge Phase 5	90	2.1	2	69.3	63	157	395	485	4.38
North Kelly's Hump Phase 1	379	10.4	40	12.9	49	129	412	791	1.09
North Kelly's Hump Phase 2	619	8.4	52	12.4	77	108	695	1,314	1.12
North Kelly's Hump Phase 3	174	9.2	16	12.0	21	115	126	300	0.73
North Kelly's Hump Phase 5	77	7.1	5	44.6	34	159	93	169	1.21
South Kelly's Hump Phase 1	573	5.9	34	22.3	128	102	533	1,105	0.93
Total	3,179	8.3	264	17.7	563	117	3,147	6,325	0.99

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

Cautionary Note to U.S. Investors:  This section and other sections of this document contain the terms “measured mineral resources,” “indicated mineral resources,” “inferred mineral resources,” “proven mineral reserves,” and “probable mineral reserves” as defined in accordance with Canadian National Instrument 43-101 – Standards of Disclosure for Mineral Projects (“NI 43-101”) and the Canadian Institute of Mining, Metallurgy and Petroleum (the “CIM”) – CIM Definition Standards on Mineral Resources and Mineral Reserves, adopted by the CIM Council, as amended (the “CIM Definition Standards”). These definitions differ from the definitions in the United States Securities and Exchange Commission (“SEC”) Industry Guide 7 (“SEC Industry Guide 7”) under the United States Securities Act of 1933, as amended (the “Securities Act”). Under SEC Industry Guide 7 standards, a “final” or “bankable” feasibility study is required to report reserves, the three-year historical average price is used in any reserve or cash flow analysis to designate reserves, and the primary environmental analysis or report must be filed with the appropriate governmental authority.  Please note the following regarding these terms:

•	“Mineral resource”,“Measured mineral resources” and “indicated mineral resources”. We advise U.S. investors that although these terms are recognized and required by Canadian regulations, these terms are not defined in SEC Industry Guide 7 and the SEC does not normally permit such terms to be used in reports and registration statements filed with the SEC. U.S. investors are cautioned not to assume that any part or all of the mineral deposits in these categories will ever be converted into reserves.
•	“Inferred mineral resources”. We advise U.S. investors that although this term is recognized by Canadian regulations, the SEC does not recognize it. “Inferred mineral resources” have a great amount of uncertainty as to their existence, and great uncertainty as to their economic and legal feasibility. It cannot be assumed that all or any part of an inferred mineral resource will ever be upgraded to a higher category. Under Canadian rules, estimates of inferred mineral resources may not form the basis of a feasibility study or pre-feasibility study, except in rare cases. The SEC normally only permits an issuer to report mineralization that does not constitute “reserves” as in-place tonnage and grade without reference to unit measures. U.S. investors are cautioned not to assume that any part or all of an inferred mineral resource exists or is economically or legally minable.

•	“Proven mineral reserves” and “probable mineral reserves”. The definitions of proven and probable mineral reserves used in NI 43-101 differ from the definitions for “proven reserves” and “probable reserves” as found in SEC Industry Guide 7. Accordingly, our disclosures of mineral reserves herein may not be comparable to information from U.S. companies subject to reporting and disclosure requirements of the SEC.

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

Concurrent with the updating of the ORP, the development of a market for feldspathic sand is ongoing.  Target markets include bunker sand and top dressing for golf courses, equestrian sand and other applications.  Market development for the halloysite is ongoing with global interest in our products continuing to develop with strong interest being shown by several South Korean companies.  Treated halloysite is also being tested in air filtration activities as an environmentally friendly alternative to activated charcoal.

Upon approval of the ORP, we intend to initiate a Feasibility Study (“FS”) and Front End Engineering Design Study (“FEED Study”).  The amended ORP was submitted to the IDL on August 28, 2020.  The company received initial comments from the IDL on October 21, 2020 and responded to such comments on November 6, 2020 with formal approval of the ORP being received on December 18, 2020.  At this time, we expect to commence the FS and FEED Study in calendar Q1 2022.

The ORP, FS and FEED Study is forecasted to take a minimum of 6 months and a maximum of 12 months to complete.  Estimated costs to complete is estimated as follows:

Feasibility Study and FEED Study	$ 885,000
Mineral Marketing	420,000
General and administrative	650,000
Sub total	1,955,000
Contingency	105,000
Total	$ 2,060,000

Item 3. Legal Proceedings.

None.

Item 4. Mine Safety Disclosures.

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act (The “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the fiscal year ended April 30, 2021, our U.S. exploration properties were not subject to regulation by the Federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977 (the "Mine Act").

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Holders of Our Shares

As of the date of this Form 10-K, there were 140 registered shareholders.

Market Information

Our common shares trade in Canada on the TSX Venture Exchange under the symbol “IMA,” and over-the-counter in the United States on the OTC Pink marketplace under the symbol “IMAHF.”  The following is the high and low close information for our common stock during each fiscal quarter of our last two fiscal years on the TSX Venture Exchange and the OTC Pink.

	TSXV		OTC Pink*
	High	Low	High	Low
	CAD	CAD	USD	USD
Q1 ending Jul 31, 2019	$0.19	$0.06	$0.1396	$0.0434
Q2 ending Oct 31, 2019	$0.07	$0.03	$0.04586	$0.022
Q3 ending Jan 31, 2020	$0.06	$0.03	$0.05	$0.0174
Q4 ending Apr 30, 2020	$0.06	$0.02	$0.05	$0.0156
Q1 ending Jul 31, 2020	$0.05	$0.03	$0.0387	$0.018
Q2 ending Oct 31, 2020	$0.04	$0.025	$0.0383	$0.0171
Q3 ending Jan 31, 2021	$0.045	$0.025	$0.0367	$0.013
Q4 ending Apr 30, 2021	$0.06	$0.03	$0.047	$0.0263
Q1 ending Jul 31, 2021**	$0.04	$0.025	$0.03	$0.0196

*      High and low bid information for the OTC Pink was not available for the above periods. For the periods presented, prices represent high and low closing prices during the period.

**     Through July 21, 2021.

Bid quotations entered on the OTC Pink reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth details of all our equity compensation plans as of April 30, 2021.  As at April 30, 2021, our equity compensation plans consisted solely of our Stock Option Plan.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	2,750,000	CAD$0.26	6,623,021
Equity compensation plans not approved by security holders	-	-	-
Total	2,750,000	CAD$0.26	6,623,021

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

Results of Operation

Year ended April 30, 2021

We recorded a net loss of $4,899,259 ($0.05 per share) for the year ended April 30, 2021 as compared to a net loss of $5,116,750 ($0.05 per share) for the year ended April 30, 2020.  The decrease in the net loss recorded for the year ended April 30, 2021 as compared to the net loss for the year ended April 30, 2020 is the net result of changes to a number of expenses.  Of note are the following items:

•	Management and consulting fees of $202,602 (2020 - $201,845) are comprised of fees to manage our Company and stock-based compensation. The stock-based compensation recognized in the current period was $nil (2020 - $888). Approximately 75% of the fees to manage our Company are charged to management and consulting fees and the other 25% is charged to mineral property expenditures.
•	Mineral property expenditures of $605,220 (2020 - $1,251,219) are costs incurred on our Helmer-Bovill Property. The expenditures in the current period are pre-development costs that have been expensed during the period. The main components of costs during the current period included engineering and consulting ($161,177) and metallurgy ($206,122). During the current period, the Company continued to optimize the metallurgical processes and detailed engineering. Effective January 31, 2019, the Company returned to the evaluation stage for accounting purposes and therefore stopped capitalizing development costs. The decrease in mineral property expenditures was due to focusing on project financing efforts.
•	General and miscellaneous expenses of $197,704 (2020 - $272,758) are comprised of office and telephone expenses, payroll taxes, medical benefits, insurance premiums, travel expenses, promotional expenses, shareholder communication fees, transfer agent fees and filing fees. The decrease during the current period was due primarily to a reduction in shareholder communications fees and travel expenses.
•	Professional fees of $165,313 (2020 - $179,622) include legal fees, audit fees and financial consulting fees.
•	Accretion expense of $nil (2020 - $60,348) was the amortization of the fair value of bonus shares and bonus warrants issued to the Lender of the promissory notes. The amounts were fully amortized in fiscal 2020.
•	Interest expense of $3,725,237 (2020 - $3,126,824) is from promissory notes that bear interest at the rates of 12%-14% per year. Interest increased as additional funds were advanced.
•	We recorded a loss on change in fair value of derivative liabilities in fiscal 2020 of $8,530. The change in fair value of derivative liabilities was based on the change in remaining term of derivative instruments and our stock price. The derivatives included stock options granted to non-employees. The derivative liabilities did not represent cash liabilities. On May 1, 2020, we adopted ASU 2018-07 which eliminated the derivative liabilities against opening deficit.

Three months ended April 30, 2021

We recorded a loss of $1,239,774 for the three months ended April 30, 2021 as compared to a loss of $1,140,924 for the three months ended April 30, 2020.  The increase in the loss recorded for the three months ended April 30, 2021 as compared to the three months ended April 30, 2020 is the net result of changes to a number of expenses as noted above under the years ended April 30, 2021 and 2020.  In particular, there was an increase in interest expense from $828,498 to $959,480 and a decrease in mineral property expenditures from $171,016 to $138,121.

Liquidity and Capital Resources

Our aggregate operating, investing and financing activities during the year ended April 30, 2021 resulted in a net cash outflow of $237,203 (2020 – inflow of $106,166).  As at April 30, 2021, we had a working capital deficiency of $34,773,452.

During the year ended April 30, 2021, $1,186,324 was used in operations (2020 - $1,850,804).  During the year ended April 30, 2021, we spent $879 on investing activities (2020 - $23,030) and we received $950,000 from financing activities (2020 - $1,980,000).

We have been financed by advances pursuant to promissory notes advanced by BV Lending LLC, an entity controlled by Allen L. Ball, a member of our Board of Directors and our largest shareholder (the “Lender”).  During the year ended April 30, 2021, the Company was receiving advances pursuant to the Sixth Promissory Notes.  As at April 30, 2021, the balance of the promissory notes was $32,029,474.

As at April 30, 2020, the Third Promissory Notes, the Fifth Promissory Notes and the Sixth Promissory Notes had a maturity date of the earlier of (i) June 30, 2020 and (ii) 60 days after a pre-feasibility study has been filed on SEDAR. On June 4, 2020, the promissory notes maturity date was extended from June 30, 2020 to December 15, 2020 for no consideration.  All other terms remained the same.  On December 3, 2020, the Lender agreed to extend the maturity date of the promissory notes to March 15, 2021 for no consideration.  On March 9, 2021, the Lender agreed to extend the maturity date to April 15, 2021 for no consideration. On April 15, 2021 the maturity date was extended to May 15, 2021 for no consideration. On May 10, 2021 the maturity date was extended to June 15, 2021 for no consideration. On June 15, 2021 the maturity date was extended to July 15, 2021 for no consideration. On July 15, 2021 the maturity date was extended to August 15, 2021 and the interest rate was decreased to 0.13% per annum effective May 1, 2021 for no consideration.

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

During 2020 and 2021, there was an outbreak of COVID-19 that has impacted the economic environment and the capital markets.  As the Company is at the stage of exploration and evaluation and is looking to fund mine development leading to production, the impacts of COVID-19 are not determinable at this date.  COVID-19 however, could have a material impact on the Company's financial position, results of operation and cash flows. The Company's liquidity and its ability to continue as a going concern may also be impacted.

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

April 30, 2021 and 2020

(Expressed in US dollars)

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

I-Minerals Inc.

Vancouver, Canada

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of I-Minerals Inc. (the “Company”) as of April 30, 2021 and 2020, the consolidated statements of loss, capital deficit, and cash flows for the years then ended and related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at April 30, 2021 and 2020, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Material Uncertainty Related to Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, which indicates that the Company has not yet achieved profitable operations as at April 30, 2021, had an accumulated deficit of $53,906,790 at April 30, 2021 and the Company expects to incur further losses in the development of its business. These events or conditions, along with other matters as set forth in Note 1, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.  Our opinion is not modified in respect of this matter.

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

/s/ “BDO CANADA LLP”

Chartered Professional Accountants

Vancouver, Canada

August 10, 2021

We have served as the Company's auditor since 2004.

BDO Canada LLP, a Canadian limited liability partnership, is a member of BDO International Limited, a UK company limited by guarantee, and forms part of the international BDO network of independent member firms.

I-Minerals Inc. Consolidated Balance Sheets April 30, 2021 and 2020
(Expressed in US dollars) (Prepared in accordance with US GAAP)

	Notes	2021 $	2020 $
ASSETS			(Revised – Note 12)
Current assets
Cash and cash equivalents		110,684	347,887
Receivables		5,819	9,184
Prepaids		65,967	18,816
		182,470	375,887

Equipment and right-of-use asset		45,439	14,860
Mineral property interest and deferred development costs	3	1,892,410	1,892,410
Deposits		29,208	29,208

TOTAL ASSETS		2,149,527	2,312,365

LIABILITIES
Current liabilities
Accounts payable and accrued liabilities	4,9	2,898,466	2,301,056
Lease liability – current	5	27,982	-
Promissory notes due to related party	6	32,029,474	27,589,617
Derivative liabilities		-	16,541
		34,955,922	29,907,214

Lease liability – non-current	5	9,966	-

TOTAL LIABILITIES		34,965,888	29,907,214

CAPITAL DEFICIT
Capital Stock
Authorized:
Unlimited common shares with no par value
Issued and fully paid: 93,730,212 (April 30, 2020 – 93,730,212)	7	19,225,087	19,225,087
Additional paid-in capital		1,865,342	1,865,342
Deficit		(53,906,790)	(48,685,278)
TOTAL CAPITAL DEFICIT		(32,816,361)	(27,594,849)

TOTAL LIABILITIES AND CAPITAL DEFICIT		2,149,527	2,312,365

Basis of Presentation and Going Concern (Note 1)

Subsequent events (Note 13)

On behalf of the Board

“John Theobald” Director	“W. Barry Girling” Director

The accompanying notes are an integral part of these consolidated financial statements.

I-Minerals Inc. Consolidated Statements of Loss For the years ended April 30, 2021 and 2020
(Expressed in US dollars)

		2021	2020
	Notes	$	$

OPERATING EXPENSES
Amortization		7,294	4,525
Management and consulting fees	9	202,602	201,845
Mineral property expenditures		605,220	1,251,219
General and miscellaneous		197,704	272,758
Professional fees	9	165,313	179,622

		(1,178,133)	(1,909,969)
OTHER (EXPENSE) INCOME
Foreign exchange (loss) gain		4,111	(11,079)
Accretion expense		-	(60,348)
Interest expense	6	(3,725,237)	(3,126,824)
Change in fair value of derivative liabilities		-	(8,530)

LOSS FOR THE YEAR		(4,899,259)	(5,116,750)

Loss per share – basic and diluted		(0.05)	(0.05)
Weighted average number of shares outstanding		93,730,212	93,067,801

The accompanying notes are an integral part of these consolidated financial statements.

I-Minerals Inc. Consolidated Statements of Cash Flows For the years ended April 30, 2021 and 2020
(Expressed in US dollars)

	2021 $	2020 $
OPERATING ACTIVITIES
Net loss for the year	(4,899,259)	(5,116,750)
Items not involving cash:
Amortization	7,294	4,525
Stock-based compensation	-	888
Accretion expense	-	60,348
Change in fair value of derivative liabilities	-	8,530
Change in non-cash operating working capital items:
Receivables	3,365	(3,476)
Prepaids	(47,151)	35,347
Accounts payable and accrued liabilities	3,749,427	3,159,784

Cash flows used in operating activities	(1,186,324)	(1,850,804)

INVESTING ACTIVITIES
Additions to mineral property interest and deferred development	-	(17,682)
Purchase of equipment	(879)	(4,868)
Deposits	-	(480)

Cash flows used in investing activities	(879)	(23,030)

FINANCING ACTIVITIES
Proceeds from promissory notes received	950,000	1,980,000

Cash flows from financing activities	950,000	1,980,000

DECREASE IN CASH	(237,203)	106,166

CASH, BEGINNING OF THE YEAR	347,887	241,721

CASH, END OF THE YEAR	110,684	347,887

SUPPLEMENTAL CASH FLOW INFORMATION (Note 11)

Interest paid	-	-
Taxes paid	-	-

The accompanying notes are an integral part of these consolidated financial statements.

I-Minerals Inc. Consolidated Statements of Capital Deficit For the years ended April 30, 2021 and 2020
(Expressed in US dollars)

	Number of Shares #	Amount $	Commitment to Issue Shares $	Additional Paid-in Capital $	Accumulated Deficit (Revised) $	Total Capital Deficit $

Balance at April 30, 2019	92,676,115	19,118,229	106,858	1,866,274	(43,316,615)	(22,225,254)

Issued during the period:
Shares issued as a debt discount	1,054,097	106,858	(106,858)	-	-	-
Share-based payments - vesting	-	-	-	888	-	888
Reallocation of vested options to liabilities	-	-	-	(1,820)	-	(1,820)
Withholding tax	-	-	-	-	(251,913)	(251,913)
Loss for the year	-	-	-	-	(5,116,750)	(5,116,750)

Balance at April 30, 2020	93,730,212	19,225,087	-	1,865,342	(48,685,278)	(27,594,849)
Adoption of ASU 2018-07 adjustment (Note 2)	-	-	-	-	16,541	16,541
Balance at May 1, 2020	93,730,212	19,225,087	-	1,865,342	(48,668,737)	(27,578,308)

Withholding tax	-	-	-	-	(338,794)	(338,794)
Loss for the year	-	-	-	-	(4,899,259)	(4,899,259)

Balance at April 30, 2021	93,730,212	19,225,087	-	1,865,342	(53,906,790)	(32,816,361)

 The accompanying notes are an integral part of these consolidated financial statements.

I-Minerals Inc. Notes to the Consolidated Financial Statements For the years ended April 30, 2021 and 2020
(Expressed in US dollars except where otherwise indicated)

1.	NATURE OF BUSINESS AND BASIS OF PRESENTATION AND LIQUIDITY:

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

Basis of Presentation and Going Concern

The accompanying consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) on the basis that the Company will continue as a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for the next year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At April 30, 2021, the Company had not yet achieved profitable operations, had an accumulated deficit of $53,906,790 since inception and expects to incur further losses in the development of its business, all of which casts substantial doubt upon the Company’s ability to continue as a going concern and, therefore, that it may be unable to realize its assets and discharge its liabilities in the normal course of business.

The Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to develop the Property and to meet its obligations and repay its liabilities arising from normal business operations when they come due. Although the Company has been successful in the past in obtaining financing, there is no assurance that it will be able to obtain adequate financing in the future or that such financing will be on terms advantageous to the Company. The Company has been receiving funds from a company controlled by a director of the Company through promissory notes (Note 6). Management considers that the Company will be able to obtain additional funds by promissory notes; however, there is no assurance of additional funding being available. The Company has historically satisfied its capital needs primarily by issuing equity securities and/or promissory notes. Management plans to continue to provide for its capital needs by issuing promissory notes.

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

I-Minerals Inc. Notes to the Consolidated Financial Statements For the years ended April 30, 2021 and 2020
(Expressed in US dollars except where otherwise indicated)

Cash and cash equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. As at April 30, 2021 and 2020, the Company had no cash equivalents.

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

I-Minerals Inc. Notes to the Consolidated Financial Statements For the years ended April 30, 2021 and 2020
(Expressed in US dollars except where otherwise indicated)

Debt Issuance Costs

Debt issuance costs paid to the purchaser of the debt are considered to be a reduction of the debt proceeds and a component of debt discount. Subsequently, the costs comprising this debt discount are amortized as financing fees over the term of the promissory notes using the effective interest method. During the year ended April 30, 2021, the Company amortized financing fees totaling $nil (2020 – $60,348).

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

The Company’s promissory notes are based on Level 3 inputs in the Accounting Standards Codification (“ASC”) 820 fair value hierarchy. The Company calculated the fair value of these instruments by discounting future cash flows using rates representative of current borrowing rates. At April 30, 2021, the promissory notes had a fair value of $20,819,200 (2020 – $18,347,095).

The Company had certain Level 3 liabilities required to be recorded at fair value on a recurring basis in accordance with US GAAP as at April 30, 2021 and 2020. As at April 30, 2020, the Company’s Level 3 liabilities consisted of share purchase options granted to non-employees.

The resulting Level 3 liabilities have no active market and are required to be measured at their fair value each reporting period based on information that is unobservable.

A summary of the Company’s Level 3 liabilities for the years ended April 30, 2021 and 2020 is as follows:

	2021 $	2020 $

Non-employee options (Note 6(c))

Beginning fair value	16,541	6,191
Transfer value on exercise	-	-
Fair value of options on vesting	-	1,820
Change in fair value	-	8,530
Adoption of ASU 2018-07 adjustment	(16,541)	-
Ending fair value	-	16,541

Promissory notes	32,029,474	27,589,617

Total Level 3 liabilities	32,029,474	27,606,158

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment). There were no assets or liabilities measured at fair value on a nonrecurring basis during the years ended April 30, 2021 and 2020.

I-Minerals Inc. Notes to the Consolidated Financial Statements For the years ended April 30, 2021 and 2020
(Expressed in US dollars except where otherwise indicated)

Earnings (Loss) Per Share

The basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. For the year ended April 30, 2021, loss per share excludes 2,750,000 (2020 – 2,950,000) potentially dilutive common shares (related to outstanding options and warrants) as their effect was anti-dilutive.

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

I-Minerals Inc. Notes to the Consolidated Financial Statements For the years ended April 30, 2021 and 2020
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

Compensation – Stock Compensation

In June 2018, the FASB issued ASU No. 2018-07, “Compensation – Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting” (“ASU 2018-07”), which aligned the measurement and classification guidance for share-based payments to nonemployees with that for employees, with certain exceptions. It expanded the scope of ASC 718 to include share-based payments granted to nonemployees in exchange for goods or services used or consumed in the entity’s own operations and supersedes the guidance in ASC 505-50. The ASU retains the existing cost attribution guidance, which requires entities to recognize compensation cost for nonemployee awards in the same period and in the same manner (i.e. capitalize or expense) they would if they paid cash for the goods or services, but it moves the guidance to ASC 718. Effective May 1, 2020, the Company adopted the new standard. Upon adoption, the Company applied the modified retrospective transition approach and recorded an adjustment on May 1, 2020 to decrease derivative liabilities by $16,541 and decrease opening deficit by $16,541.

I-Minerals Inc. Notes to the Consolidated Financial Statements For the years ended April 30, 2021 and 2020
(Expressed in US dollars except where otherwise indicated)
Recently Issued Accounting Pronouncements

Financial Instruments - Credit Losses

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 replaced the incurred loss impairment methodology under current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. ASU 2016-13 requires use of a forward-looking expected credit loss model for accounts receivables, loans, and other financial instruments. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, with early adoption permitted. In October 2019, the FASB issued ASU No. 2019-10, “Financial Instruments-Credit Losses (Topic 326): Effective Dates”, to finalize the effective date delays for private companies, not-for-profits, and smaller reporting companies applying the CECL standards. The ASU is effective for reporting periods beginning after December 15, 2022 and interim periods within those fiscal years. Early adoption is permitted. The Company has not early adopted this update and it will become effective on April 1, 2023 assuming the Company will remain an emerging growth company. The Company is currently assessing the impact of adopting this standard on its consolidated financial statements.

Income Taxes

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. ASU 2019-12 will simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. For public business entities, the amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. The Company is evaluating the impact of the adoption of ASU 2019-12, but does not expect it to have a material impact on income taxes as reported in its consolidated financial statements.

3.	MINERAL PROPERTY INTEREST AND DEFERRED DEVELOPMENT COSTS:

Helmer-Bovill Property – Latah County, Idaho

The Company has an undivided 100% interest in 11 State of Idaho mineral leases. The State of Idaho mineral leases are subject to a 5% production royalty on gross sales. The mineral leases are in good standing until March 1, 2023 at which time they will be held by us contingent on undertaking mining operations.

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

I-Minerals Inc. Notes to the Consolidated Financial Statements For the years ended April 30, 2021 and 2020
(Expressed in US dollars except where otherwise indicated)

$

Balance at April 30, 2018	1,145,906

Engineering and consulting	177,820
Metallurgy	263,056
Permitting and environmental	17,684
Interest on Promissory Notes	207,266
Other direct costs	80,678
746,504

Balance at April 30, 2019, 2020 and 2021	1,892,410

4.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES:

	April 30, 2021 $	April 30, 2020 $

Trade payables	160,503	157,419
Amounts due to related parties (Note 8)	219,256	199,104
Withholding tax on deemed dividends (Notes 6 and 12)	896,756	557,962
Interest payable on promissory notes (Note 6)	1,621,951	1,386,571

Total accounts payable and accrued liabilities	2,898,466	2,301,056

5.	LEASE LIABILITY:

The Company entered into a property lease in October 2020 and the Company recognized a lease obligation with respect to the operating lease. The terms and the outstanding balances as at April 30, 2021 are as follows:

April 30, 2021 $

Right-of-use asset from property lease repayable in monthly instalments of $2,332 and an interest rate of 13% per annum and an end date of October 15, 2022	37,948
Less: current portion	(27,982)

Non-current portion	9,966

The following is a schedule of the Company’s future minimum lease payments related to the office lease obligation:

April 30, 2021 $

2022	27,982
2023	13,991
Total minimum lease payments	41,973
Less: imputed interest	(4,025)
Total present value of minimum lease payments	37,948
Less: current portion	(27,982)
Non-current portion	9,966

I-Minerals Inc. Notes to the Consolidated Financial Statements For the years ended April 30, 2021 and 2020
(Expressed in US dollars except where otherwise indicated)

6.	PROMISSORY NOTES DUE TO RELATED PARTY:

	April 30, 2021 $	April 30, 2020 $

Third promissory notes	26,404,927	23,493,003
Fifth promissory notes	3,199,806	2,793,833
Sixth promissory notes	2,424,741	1,302,781

Total promissory notes	32,029,474	27,589,617

The Company has Third Promissory Notes, Fifth Promissory Notes and Sixth Promissory Notes due to a company controlled by a director of the Company (the “Lender”). The Third Promissory Notes were due on March 31, 2019. On March 27, 2019, an amending agreement was entered into extending the maturity date of the Promissory Notes from March 31, 2019 to June 30, 2019 for no consideration. On June 28, 2019, the Company entered into an amending agreement with the Lender further extending this maturity date to October 31, 2019 for no consideration. The Fifth Promissory Notes were due on December 31, 2019. On October 25, 2019, the Company entered into an amending agreement with the Lender extending the maturity date for both notes, for no consideration, to the earlier of (i) June 30, 2020 and (ii) 60 days after a pre-feasibility study has been filed on SEDAR. The Sixth Promissory Notes have the same maturity date. On June 4, 2020, all three promissory notes were extended to December 15, 2020 for no consideration. On December 3, 2020, the maturity date was extended to March 15, 2021 for no consideration. On March 9, 2021 the maturity date was extended to April 15, 2021 for no consideration. On April 15, 2021 the maturity date was extended to May 15, 2021 for no consideration. On May 10, 2021 the maturity date was extended to June 15, 2021 for no consideration. On June 15, 2021 the maturity date was extended to July 15, 2021 for no consideration. On July 15, 2021 the maturity date was extended to August 15, 2021 for no consideration. In addition, the interest rate was decreased to 0.13% per annum effective May 1, 2021.

In accordance with the guidance of ASC 470-50 and ASC 470-60, the Company determined that the March 27, 2019, June 28, 2019, October 25, 2019, June 4, 2020, December 3, 2020, March 9, 2021, April 15, 2021, May 10, 2021 and June 15, 2021 extension agreements qualified as troubled debt restructurings. However, as the Company did not transfer assets or grant an equity interest to the Lender and since the carrying amount of the promissory notes at the time of the restructurings did not exceed the total future cash payments specified by the new terms, there was no accounting impact of the troubled debt modifications.

Certain conditions may result in early repayment including immediate repayment in the event a person currently not related to the Company acquires more than 40% of the outstanding common shares of the Company.

Third Promissory Notes

The Third Promissory Notes bear interest at the rate of 12% per annum and during the year ended April 30, 2021, the Company recorded interest of $3,048,758 (2020 - $2,720,332). Interest is payable semi-annually as calculated on May 31st and November 30th of each year. Interest is to be paid either in cash, in common shares or deemed an advance of principal at the option of the Lender. A 5% late payment penalty may apply if payment is not paid within ten days after the due date. During the year ended April 30, 2021, the Lender elected to have interest payable from December 1, 2019 to November 30, 2020 of $2,911,923 deemed as advances.

I-Minerals Inc. Notes to the Consolidated Financial Statements For the years ended April 30, 2021 and 2020
(Expressed in US dollars except where otherwise indicated)

Fifth Promissory Notes

On September 11, 2018, the Company entered into a Loan Agreement with the Lender pursuant to which up to $2,500,000 will be advanced to the Company in tranches (the “Fifth Promissory Notes”). As at April 30, 2021, the Company had received $2,500,000 (2020 - $2,500,000) in advances pursuant to the Fifth Promissory Notes.

The Fifth Promissory Notes bear interest at the rate of 14% per annum and during the year ended April 30, 2021, the Company recorded interest of $428,415 (2020 - $354,031). Interest is payable semi-annually as calculated on May 31st and November 30th of each year. Interest is to be paid either in cash, in common shares or deemed an advance of principal at the option of the Lender. A 5% late payment penalty may apply if payment is not paid within ten days after the due date. During the year ended April 30, 2021, the Lender elected to have interest payable from December 1, 2019 to November 30, 2020 of $405,973 deemed as advances.

Sixth Promissory Notes

On October 25, 2019, the Company entered into a Loan Agreement with the Lender pursuant to which up to $700,000 will be advanced to the Company in tranches (the “Sixth Promissory Notes”). On January 20, 2020 and July 8, 2020, the Company entered into amending agreements whereby the Lender agreed to advance an additional $600,000 and $1,200,000, respectively, under the same terms as the Sixth Promissory Notes. As at April 30, 2021, the Company had received $2,250,000 in advances pursuant to the Sixth Promissory Notes (2020 - $1,300,000).

The Sixth Promissory Notes bear interest at the rate of 14% per annum and during the year ended April 30, 2021, the Company recorded interest of $248,064 (2020 - $52,461). Interest is payable semi-annually as calculated on May 31st and November 30th of each year. Interest is to be paid either in cash, in common shares or deemed an advance of principal at the option of the Lender. A 5% late payment penalty may apply if payment is not paid within ten days after the due date. During the year ended April 30, 2021, the Lender elected to have interest payable from December 1, 2019 to November 30, 2020 of $171,960 deemed as advances.

The Third Promissory Notes, the Fifth Promissory Notes and the Sixth Promissory Notes are collateralized by the Company’s Helmer-Bovill Property.

The following table outlines the estimated cash payments required, by calendar year, in order to repay the principal balance of the Third Promissory Notes, the Fifth Promissory Notes and the Sixth Promissory Notes:

2021 $	2022 $	2023 $	2024 $	2025 $	Total $
32,029,474	-	-	-	-	32,029,474

7.	SHARE CAPITAL:

Common shares

a)	Authorized:

Unlimited number of common shares, without par value.

The holders of common shares are entitled to receive dividends which are declared from time to time, and are entitled to one vote per share at meetings of the Company. All shares are ranked equally with regards to the Company’s residual assets.

b)	Stock transactions:

During the year ended April 30, 2021, the Company did not complete any stock transactions.

During the year ended April 30, 2020, the Company completed the following stock transactions:

I-Minerals Inc. Notes to the Consolidated Financial Statements For the years ended April 30, 2021 and 2020
(Expressed in US dollars except where otherwise indicated)

i)	On December 17, 2019, the Company issued 1,054,097 common shares with a fair value of $106,858. The common shares were issued as debt discounts pursuant to the Fifth Promissory Notes (Note 6).

c)	Stock options:

The Company has granted stock options under the terms of its Stock Option Plan (the “Plan”). The Plan provides that the directors of the Company may grant options to purchase common shares to directors, officers, employees and service providers of the Company on terms that the directors of the Company may determine are within the limitations set forth in the Plan. The maximum number of shares available under the Plan is limited to 10% of the issued common shares. The maximum term of stock options is ten years. All stock options vest on the date of grant, unless otherwise stated. As at April 30, 2021, the Company had 6,623,021 stock options available for grant pursuant to the Plan (2020 – 6,423,021).

The Company’s stock options outstanding as at April 30, 2021 and 2020 and the changes for the years then ended are as follows:

	Number Outstanding	Weighted Average Exercise Price (in CAD$)

Balance outstanding at April 30, 2019	5,625,000	0.26
Expired	(2,275,000)	0.25
Forfeited	(400,000)	0.30

Balance outstanding at April 30, 2020	2,950,000	0.26
Expired	(200,000)	0.25

Balance outstanding at April 30, 2021	2,750,000	0.26

Balance exercisable at April 30, 2021	1,500,000	0.26

Summary of stock options outstanding at April 30, 2021:

Security	Number Outstanding	Number Exercisable	Exercise Price (CAD$)	Expiry Date	Remaining Contractual Life (years)

Stock options	(2)300,000	300,000	0.30	July 21, 2021	0.22
Stock options	1,000,000	1,000,000	0.25	April 20, 2022	0.97
Stock options	(1)1,450,000	(1)200,000	0.25	August 9, 2023	2.28
Notes:
(1)	1,250,000 stock options vest on the completion of certain milestones including equity financing, project financing, mine construction and achieving commercial production. 200,000 stock options vested as to 25% every three months from the date of grant.
(2)	Subsequent to April 30, 2021, these stock options expired unexercised.

Non-Employee Stock Options

In accordance with the guidance of ASU 2018-07, the measurement and classification of stock options awarded to non-employees is aligned with that for employees. The ASU retains the existing cost attribution guidance, which requires entities to recognize compensation cost for nonemployee awards in the same period and in the same manner (i.e. capitalize or expense) they would if they paid cash for the goods or services, but it moves the guidance to ASC 718. Effective May 1, 2020, the Company adopted the new standard. Upon adoption, the Company applied the modified retrospective transition approach and recorded an adjustment on May 1, 2020 to decrease derivative liabilities by $16,541 and decrease opening deficit by $16,541.

I-Minerals Inc. Notes to the Consolidated Financial Statements For the years ended April 30, 2021 and 2020
(Expressed in US dollars except where otherwise indicated)

The non-employee stock options are accounted for at their respective fair values and are summarized as follows for the years ended April 30, 2021 and 2020:

	2021 $	2020 $

Fair value of non-employee options, beginning of the period	16,541	6,191
Transfer value on exercise of options	-	-
Fair value of options on vesting	-	1,820
Change in fair value of non-employee stock options during the period	-	8,530
Adoption of ASU 2018-07 adjustment	(16,541)	-

Fair value of non-employee options, end of the period	-	16,541

The Company determined the fair value of its non-employee stock options as at April 30, 2020 using the Black-Scholes option pricing model with the following weighted average assumptions:

2020

Stock price (CAD$)	0.04
Exercise price (CAD$)	0.26
Risk-free interest rate (%)	1.77
Expected life (years)	1.83
Expected volatility (%)	150
Expected dividends ($)	Nil

As at April 30, 2021, the unamortized compensation cost of options is $93,382 and the intrinsic value of options expected to vest is $nil.

Share-based payments are classified in the Company’s Statement of Loss during the years ended April 30, 2021 and 2020 as follows:

	2021 $	2020 $
Management and consulting fees	-	888
	-	888

8.	INCOME TAXES:

A reconciliation of the income tax provision computed at statutory rates to the reported income tax provision for the years ended April 30, 2021 and 2020 is as follows:

I-Minerals Inc. Notes to the Consolidated Financial Statements For the years ended April 30, 2021 and 2020
(Expressed in US dollars except where otherwise indicated)

	2021 $	2020 $
		(Revised)

Statutory tax rate	27%	27%

Loss before income taxes	(4,899,259)	(5,116,750)

Expected income tax recovery	(1,323,000)	(1,382,000)
Increase (decrease) in income tax recovery resulting from:
Derivative liability	-	2,000
Other permanent differences	599,000	460,000
Effect of change in statutory rate and other	-	-
Foreign income taxed at foreign rates	46,000	85,000
Impact of under provision in previous year	(18,000)	(38,000)
Change in valuation allowance	696,000	873,000

Income tax recovery (expense)	-	-

As a result of tax legislation enacted in the U.S. at the end of 2017, the federal U.S. corporate tax rate applicable to years subsequent to 2017 was substantially reduced. The Company recorded deferred income tax expense in respect of its U.S. operations during the year ended April 30, 2021 using the federal rate of 21% (2020 – 21%).

The Company also revalued its deferred tax assets in respect of its Canadian operations to reflect the increase in the Canadian corporate income tax rate to 27% (2020 – 27%) for years subsequent to 2017. There was no impact on tax expense as a full valuation allowance is provided for the deferred tax assets.

The significant components of the Company’s deferred income tax assets and liabilities after applying enacted corporate tax rates as at April 30, 2021 and 2020 are as follows:

	2021 $	2020 $
		(Revised)
Deferred income tax assets / (liabilities)
Operating losses carried forward	10,010,000	9,147,000
Resource property	555,000	698,000
Share issuance costs	19,000	36,000
Other	12,000	19,000
Valuation allowance	(10,596,000)	(9,900,000)

Net deferred income tax assets	-	-

At April 30, 2021, the Company has accumulated non-capital losses $18,804,000 (2019 - $20,147,000) in Canada and net operating losses of $23,491,000 (2020 - $22,005,000) in the USA, which are available to carryforward and offset future years’ taxable income. Losses arising before January 1, 2018 will expire in various amounts from 2022 to 2038 and will offset 100% of taxable income. As a result of tax legislation enacted in the U.S. at the end of 2017, net operating losses in the US arising in tax year beginning after December 31, 2017 can be carried forward indefinitely instead of 20 years and carrybacks are no longer permitted. However, the net operating loss carryforward is limited and can only offset 80% of taxable income.

I-Minerals Inc. Notes to the Consolidated Financial Statements For the years ended April 30, 2021 and 2020
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

At April 30, 2021, the Company does not have an accrual relating to uncertain tax positions. It is not anticipated that unrecognized tax benefits would significantly increase or decrease within 12 months of the reporting date.

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

During the year ended April 30, 2021, management and consulting fees of $96,000 (2020 - $96,000) were charged by RJG Capital Corporation, a wholly-owned company of W. Barry Girling, Director. Wayne Moorhouse, Director, charged $17,807 (2020 - $16,482) in management and consulting fees. Gary Childress, Director, charged $13,796 (2020 - $13,475) in management and consulting fees. $21,279 (2020 - $19,883) was charged by Malaspina Consultants Inc. for the services of Matt Anderson, CFO, and are included in professional fees.

Included in accounts payable and accrued liabilities are amounts owed to directors or officers or companies controlled by them. As at April 30, 2021, the amount was $219,256 (2020 – $199,104). All amounts are non-interest bearing, unsecured, and due on demand.

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

Investing and financing activities that affect recognized assets or liabilities but that do not result in cash receipts or cash payments are excluded from the consolidated statements of cash flows. During the year ended April 30, 2021, the following transactions were excluded from the consolidated statement of cash flows:

a)	The transfer of $3,489,856 of interest payable on the Third, Fifth and Sixth Promissory Notes from accounts payable and accrued liabilities to promissory notes; and,

I-Minerals Inc. Notes to the Consolidated Financial Statements For the years ended April 30, 2021 and 2020
(Expressed in US dollars except where otherwise indicated)

b)	Deferred mineral property expenditures of $40,062 included in accounts payable and accrued liabilities at April 30, 2021, less $40,062 included in accounts payable at April 30, 2020 (net inclusion of $nil).

During the year ended April 30, 2020, the following transactions were excluded from the consolidated statement of cash flows:

a)	The issuance of 1,054,097 common shares at the fair value of $106,858 which was included in commitment to issue shares at April 30, 2019;

b)	The transfer of $2,863,732 of interest payable on the Third, Fifth and Sixth Promissory Notes from accounts payable and accrued liabilities to promissory notes; and,

c)	Deferred mineral property expenditures of $40,062 included in accounts payable and accrued liabilities at April 30, 2020, less $57,744 included in accounts payable at April 30, 2019 (net inclusion of $17,682).

12.	PRIOR PERIODS FINANCIAL REVISIONS:

The Company determined that accrued interest on the promissory notes are subject to withholding taxes as the Lender controls over 25% of the common shares of the Company and the Company’s debt to equity ratio exceeded certain statutory limits that caused interest expense deductibility to be partially restricted.  The withholding taxes are payable based on the amount of restricted interest, when such interest is paid or at the end of a fiscal year.  The impact of the error on financial statements for the years ended April 30, 2020 and April 30, 2019 are presented below.  There was no impact on the Company’s Consolidated Statement of Loss or the Consolidated Statement of Cash Flows.

Impact for the year ended April 30, 2020

	As Previously Reported $	As Revised $

Liabilities:
Accounts payable and accrued liabilities	1,743,094	2,301,056
Total liabilities	29,349,252	29,907,214

Capital Deficit:
Accumulated deficit	(48,127,316)	(48,685,278)
Total capital deficit	(27,036,887)	(27,594,849)

Impact for the year ended April 30, 2019

	As Previously Reported $	As Revised $

Liabilities:
Accounts payable and accrued liabilities	1,464,724	1,770,773
Total liabilities	24,156,452	24,462,501

Capital Deficit:
Accumulated deficit	(43,010,566)	(43,316,615)
Total capital deficit	(21,919,205)	(22,225,254)

I-Minerals Inc. Notes to the Consolidated Financial Statements For the years ended April 30, 2021 and 2020
(Expressed in US dollars except where otherwise indicated)

Management also assessed the materiality of the effect of the errors on the Company’s prior annual financial statements, both quantitatively and qualitatively, in accordance with the Securities and Exchange Commission’s (“SEC”) Staff Accounting Bulletin (“SAB”) No. 99, “Materiality” and SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”. Management concluded the error was not material to any previously issued financial statements. Consequently, the Company will correct this error prospectively and revise its financial statements when the balance sheets, statements of loss and cash flows for such periods are included in future filings (“the Revisions”). The Revisions have no impact on net loss or net cash used in operating activities as previously reported.

13.	SUBSEQUENT EVENTS:

Subsequent to April 30, 2021:

i)	On May 10, 2021, the maturity date of the promissory notes was extended to June 15, 2021 for no consideration,

ii)	On June 15, 2021, the maturity date of the promissory notes was extended to July 15, 2021 for no consideration,

iii)	On July 15, 2021, the maturity date of the promissory notes was extended to August 15, 2021 for no consideration. In addition, the interest rate was decreased to 0.13% per annum effective May 1, 2021, and

iv)	On June 15, 2021, the Company received $250,000 pursuant to the Sixth Promissory Notes.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures.

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of April 30, 2021 (the “Evaluation Date”). Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of April 30, 2021.

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

Changes in Internal Control Over Financial Reporting

As of the Evaluation Date, there were no changes in our internal control over financial reporting that occurred during the fiscal year ended April 30, 2021 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information

None.

PART II

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth the name and positions of our executive officers and directors as of the date hereof.

Name	Age	Positions
John Theobald	64	Chief Executive Officer, President, and Director
Matthew Anderson	38	Chief Financial Officer
Allen L. Ball	76	Director
W. Barry Girling	61	Director
Gary Childress	73	Director
Wayne Moorhouse	57	Director

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

W. Barry Girling has been a director since March 2002 and in March 2018 was appointed Senior Vice-President. Mr. Girling has been active in various aspects of mineral exploration since 1977. He couples his geological understanding with a B.Com. (Finance) degree to provide consulting services to a number of TSX Venture Exchange companies. He has strong capital markets experience gained as a founder and director of Foundation Resources Inc. and Search Minerals Inc and was a director of Roxgold Inc. from August 2006 through September 2102 completed the re-organization of Roxgold Inc. and the acquisition of its Burkina Faso gold properties. Aside from I-Minerals Inc., Mr. Girling was from November 2012 President and CEO of Birch Hill Gold Corporation until it amalgamated with Canoe Mining Ventures in June of 2014, Kiska Metals Inc. until March 2017 and continues to serve as a director of Zinc One Resources Inc., Silver One Resources Inc. SantaCruz Silver Mining Inc. and Silverton Metals Corp.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than ten percent of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Based on our review of the copies of such forms received by it, we believe that during the fiscal year ended April 30, 2021 all such filing requirements were complied with.

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

SUMMARY COMPENSATION TABLE
Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(3)	Non-Equity Incentive Plan Compen-sation ($)	Nonqualified Deferred Compen-sation Earnings ($)	All Other Compen-sation ($)	Total ($)
John Theobald(1) President, CEO & Director	2021	150,000	-	-	-	-	-	-	150,000
	2020	150,000	-	-	-	-	-	-	150,000
Matthew Anderson(2) CFO	2021	21,279	-	-	-	-	-	-	21,279
	2020	19,883	-	-	-	-	-	-	19,883

Notes:

(1)	Mr. John Theobald became the President and CEO of the Company in March 2018. Mr. Theobald has an employment agreement dated March 1, 2018, pursuant to which he is paid a salary of $12,500 per month.
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

Outstanding Equity Awards At Fiscal Year End

The following table provides information concerning unexercised options for each of our named executive officers, as that term is defined in Item 402(m)(2) of Regulation S-K as of our fiscal year end of April 30, 2021.

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

Director Compensation

The following table sets forth the compensation paid to our directors during our April 30, 2021 fiscal year, other than directors who were also named executive officers as that term is defined in Item 402(m)(2). Compensation paid to directors who were also named executive officers during our April 30, 2021 fiscal year is set out in the tables above.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)(4)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Allen L. Ball	-	-	-	-	-	-	-
W. Barry Girling(1)	-	-	-	-	-	96,000	96,000
Gary Childress(2)	13,796	-	-	-	-	-	13,796
Wayne Moorhouse(3)	17,807	-	-	-	-	-	17,807

Notes:

(1)	Management and consulting fees of $96,000 were charged by RJG Capital Corporation, a wholly-owned company of Mr. Girling.
(2)	Mr. Childress is compensated at a rate of CAD$4,500 per quarter for being a member of the Audit Committee.
(3)	Mr. Moorhouse is compensated at a rate of CAD$5,500 per quarter for acting as Chair of the Audit Committee.
(4)	The determination of non-cash value of option awards is based upon the grant date fair value determined using the Black-Scholes Option pricing model.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information concerning the number of common shares owned beneficially as of August 10, 2021 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors, (iii) each of our named executive officers; and (iv) officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Common Shares(1)
Directors and Officers
Common Shares	JOHN THEOBALD Chief Executive Officer, President and Director	1,250,000 Common Shares(2) Direct	1.3%
Common Shares	MATTHEW ANDERSON Chief Financial Officer	150,000 Common Shares(3) Direct	0.2%
Common Shares	ALLEN L. BALL Director	36,648,896 Common Shares(4) Direct	39.1%
Common Shares	W. BARRY GIRLING Director	1,723,007 Common Shares(5) Direct	1.8%
Common Shares	GARY CHILDRESS Director	-	0.0%
Common Shares	WAYNE MOORHOUSE Director	-	0.0%
	All Officers and Directors as a Group (6 persons)	39,771,903 Common Shares	42.4%
5% Shareholders
Common Shares	ALLEN L. BALL 6465 South 5th West, Idaho Falls, Idaho 83404	36,648,896 (4) Common Shares Direct	39.1%

Notes:

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of our shares actually outstanding on August 10, 2021. As of August 10, 2021, there were 93,730,212 common shares issued and outstanding.

(2)	The number of shares listed as beneficially owned by Mr. Theobald consists of an option to purchase 1,250,000 common shares at a price of CAD$0.25 per share until August 9, 2023.
(3)	The number of shares listed as beneficially owned by Mr. Anderson consists of 150,000 common shares held directly by Mr. Anderson.
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

Compensation Arrangements

See “Executive Compensation – Summary Compensation Table” and “Executive Compensation – Director Compensation”.

Indebtedness

As at April 30, 2021, we recorded accounts payable and accrued liabilities of $219,256 (2020 - $199,104) in connection with amounts owed to our directors, an officer and a former director.  At April 30, 2021, we owed Wayne Moorhouse, Director, $3,256, John Theobald, CEO and Director, $25,000, RJG Capital Corporation, a company controlled by Barry Girling, $16,000 and Ball Ventures, LLC, a company controlled by Allen L. Ball, $175,000.  At April 30, 2020, we owed Wayne Moorhouse, Director, $2,876, John Theobald, CEO and Director, $12,702, Barry Girling, Director, $283, RJG Capital Corporation, a company controlled by Barry Girling, $8,243 and Ball Ventures, LLC, a company controlled by Allen L. Ball, $175,000.  All amounts are non-interest bearing, unsecured, and due on demand.

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

On October 25, 2017, the Company entered into an amending agreement with the Lender to extend the maturity date of the outstanding Promissory Notes from December 2, 2017 to March 31, 2019.  In consideration for the extension, the Company agreed to pay a 1% extension fee in the amount of $168,152 with the fee deemed as advances (not subject to bonus shares or bonus warrants).  On March 27, 2019, an amending agreement was entered into extending the maturity date of the Promissory Notes from March 31, 2019 to June 30, 2019 for no consideration.  On June 28, 2019, the Third Promissory Notes maturity date was extended to October 31, 2019. On October 25, 2019, the Company entered into an amending agreement with the Lender extending the maturity date of the Third Promissory Notes, for no consideration to the earlier of (i) June 30, 2020 and (ii) 60 days after a pre-feasibility study has been filed on SEDAR.  On June 4, 2020, the promissory notes were extended to December 15, 2020 for no consideration. On December 3, 2020, the maturity date was extended to March 15, 2021 for no consideration.  On March 9, 2021 the maturity date was extended to April 15, 2021 for no consideration. On April 15, 2021 the maturity date was extended to May 15, 2021 for no consideration. On May 10, 2021 the maturity date was extended to June 15, 2021 for no consideration. On June 15, 2021 the maturity date was extended to July 15, 2021 for no consideration. On July 15, 2021 the maturity date was extended to August 15, 2021 for no consideration.

Certain conditions may result in early repayment including immediate repayment in the event a person currently not related to the Company acquires more than 40% of the outstanding common shares of the Company.

The Third Promissory Notes bear interest at the rate of 12% per annum and during the year ended April 30, 2021, the Company recorded interest of $3,048,758 (2020 - $2,720,332). Interest is payable semi-annually as calculated on May 31st and November 30th of each year.  Interest is to be paid either in cash, in common shares or deemed an advance of principal at the option of the Lender.  A 5% late payment penalty may apply if payment is not paid within ten days after the due date.  During the year ended April 30, 2021, the Lender elected to have interest payable from December 1, 2019 to November 30, 2020 of $2,911,923 deemed as advances.

Fifth Promissory Notes

On September 11, 2018, the Company entered into a Loan Agreement the Lender pursuant to which up to $2,500,000 will be advanced to the Company in tranches (the “Fifth Promissory Notes”).  As at April 30, 2020, the Company had received $2,500,000 in advances pursuant to the Fifth Promissory Notes.  The Fifth Promissory Notes were due on December 31, 2019.  On October 25, 2019, the Company entered into an amending agreement with the Lender extending the maturity date for both notes, for no consideration, to the earlier of (i) June 30, 2020 and (ii) 60 days after a pre-feasibility study has been filed on SEDAR.  On June 4, 2020, the promissory notes were extended to December 15, 2020 for no consideration. On December 3, 2020, the maturity date was extended to March 15, 2021 for no consideration.  On March 9, 2021 the maturity date was extended to April 15, 2021 for no consideration. On April 15, 2021 the maturity date was extended to May 15, 2021 for no consideration. On May 10, 2021 the maturity date was extended to June 15, 2021 for no consideration. On June 15, 2021 the maturity date was extended to July 15, 2021 for no consideration.  On July 15, 2021 the maturity date was extended to August 15, 2021 for no consideration.

The Fifth Promissory Notes bear interest at the rate of 14% per annum payable semi-annually as calculated on May 31st and November 30th of each year.  Interest is to be paid either in cash, in common shares or deemed an advance of principal at the option of the Lender.  During the year ended April 30, 2021 the Company recorded interest of $428,415 (2020 - $354,031).  The lender elected to have interest payable of $405,973 from December 1, 2019 to November 30, 2020 deemed as advances.

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

The aggregate finance fees (bonus shares) are recorded against the promissory notes balance and are being amortized to the Statement of Loss over the life of the promissory notes using the effective interest method.  The accretion expense in respect of the debt discount recorded on the issuance of bonus shares totalled $nil for the year ended April 30, 2021 (2020 - $60,348).  The unamortized debt discount as at April 30, 2021 is $nil (2020 – $nil).

Sixth Promissory Notes

On October 25, 2019, the Company entered into a Loan Agreement with the Lender pursuant to which up to $700,000 will be advanced to the Company in tranches (the “Sixth Promissory Notes”).  On January 20, 2020 and July 8, 2020, the Company entered into an amending agreements whereby the Lender agreed to advance an additional $600,000 and $1,200,000, respectively, under the same terms as the Sixth Promissory Notes.  As at April 30, 2021, the Company had received $2,250,000 in advances pursuant to the Sixth Promissory Notes. Subsequent to April 30, 2021, the Company received $250,000 pursuant to the Sixth Promissory Notes.

The Sixth Promissory Notes were due on the earlier of (i) June 30, 2020 and (ii) 60 days after a pre-feasibility study has been filed on SEDAR.  On June 4, 2020, the promissory notes were extended to December 15, 2020 for no consideration. On December 3, 2020, the maturity date was extended to March 15, 2021 for no consideration.  On March 9, 2021 the maturity date was extended to April 15, 2021 for no consideration. On April 15, 2021 the maturity date was extended to May 15, 2021 for no consideration. On May 10, 2021 the maturity date was extended to June 15, 2021 for no consideration. On June 15, 2021 the maturity date was extended to July 15, 2021 for no consideration.  On July 15, 2021 the maturity date was extended to August 15, 2021 for no consideration.

The Sixth Promissory Notes bear interest at the rate of 14% per annum and during the year ended April 30, 2021, the Company recorded interest of $248,064 (2020 - $52,461). Interest is payable semi-annually as calculated on May 31st and November 30th of each year.  Interest is to be paid either in cash, in common shares or deemed an advance of principal at the option of the Lender.  A 5% late payment penalty may apply if payment is not paid within ten days after the due date.

During the year ended April 30, 2021, the Lender elected to have interest payable from December 1, 2019 to November 30, 2020 of $171,960 deemed as advances.

The Third Promissory Notes, the Fifth Promissory Notes and the Sixth Promissory Notes are collateralized by the Company’s Helmer-Bovill Property.  The promissory notes mature on August 15, 2021.  As at April 30, 2021, the aggregate principal outstanding on all promissory notes was $32,029,474 as well as accrued interest payable of $1,621,951.

Director Independence

Our common shares trade in Canada on the TSX Venture Exchange and in the over-the-counter in the United States on the OTC Pink market place.  Our securities are not listed in the United States on a national securities exchange or an interdealer quotation system.

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

The following table sets forth the aggregate fees paid or accrued for professional services rendered by BDO for the audit of our annual financial statements for the years ended April 30, 2021 and 2020, and the aggregate fees billed for audit-related services and all other services rendered by BDO for those years.

	2021 $	2020 $

Audit fees	89,579	88,604
Tax fees	10,010	10,735
Other fees	-	-

Total	99,589	99,339

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

Reports of Independent Registered Public Accounting Firm
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Stockholders’ Equity
Consolidated Statements of Cash Flows
Notes to the Consolidated Financial Statements

(b)           Exhibits

3.1	Certificate of Continuation.(2)
3.2	Articles of Continuance.(2)
3.3	Certificate of Amendment.(2)
3.4	Articles of Amendment.(2)
3.5	By-Laws.(2)
10.1	Assignment Agreement with Contingent Right of Reverter dated August 10, 2002, between the Company, Idaho Industrial Minerals, LLC and Northwest Kaolin Inc.(2)
10.2	Amendment and Ratifications of Assignment Agreement with Contingent Right of Reverter dated August 10, 2005, between the Company, Idaho Industrial Minerals, LLC and Northwest Kaolin Inc.(2)
10.3	Second Amendment and Ratifications of Assignment Agreement with Contingent Right of Reverter dated August 10, 2005, between the Company, Idaho Industrial Minerals, LLC and Northwest Kaolin Inc.(2)
10.4	Third Amendment and Ratifications of Assignment Agreement with Contingent Right of Reverter dated August 10, 2008, between the Company, Idaho Industrial Minerals, LLC and Northwest Kaolin Inc.(2)
10.5	Fourth Amendment and Ratifications of Assignment Agreement with Contingent Right of Reverter dated January 1, 2010, between the Company, Idaho Industrial Minerals, LLC and Northwest Kaolin Inc.(2)
10.6	Employment Agreement dated April 1, 2013 between the Company and Thomas M. Conway.(2)
10.7	Loan Agreement dated September 13, 2013 between the Company and BV Lending LLC.(2)
10.8	Stock Option Plan.(1)
10.9	Sales Agreement dated April 28, 2014 between I-Minerals USA, Inc. and Pre-Mix, Inc.(2)
10.10	Loan Agreement dated February 18, 2015 between the Company and BV Lending LLC.(3)
10.11	Amendment Agreement dated December 1, 2015 between the Company and BV Lending LLC.(4)
10.12	Loan Agreement dated June 1, 2016 between the Company and BV Lending LLC. (5)
10.13	Amending Agreement dated October 25, 2017 between the Company and BV Lending LLC. (6)
10.14	Amending Agreement dated January 18, 2018 between the Company and BV Lending LLC. (7)
10.15	Amending Agreement dated March 30, 2018 between the Company and BV Lending LLC. (8)
10.16	Employment Agreement dated March 1, 2018 between the Company and John Theobald. (9)
10.17	Settlement Agreement dated August 3, 2018 between the Company and Thomas Conway. (9)
10.18	Loan Agreement dated September 11, 2018 between the Company and BV Lending LLC. (9)
10.19	Amending Agreement dated March 27, 2019 between the Company and BV Lending LLC
10.20	Amending Agreement dated June 28, 2019 between the Company and BV Lending LLC
10.21	Loan Agreement dated October 25, 2019 between the Company and BV Lending LLC. (11)
10.22	Amending Agreement dated October 25, 2019 between the Company and BV Lending LLC. (12)
10.23	Amending Agreement dated November 25, 2019 between the Company and BV Lending LLC. (12)
10.24	Amending Agreement dated January 20, 2020 between the Company and BV Lending LLC. (13)
10.25	Amending Agreements dated June 4, 2020 between the Company and BV Lending LLC. (14)
10.26	Amending Agreement dated July 8, 2020 between the Company and BV Lending LLC. (14)
10.27	Amending Agreements dated December 3, 2020 between the Company and BV Lending LLC. (15)
10.28	Amending Agreements dated March 9, 2021 between the Company and BV Lending LLC. (16)
10.29	Amending Agreements dated July 15, 2021 between the Company and BV Lending LLC.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (Rule 13a-14 and 15d-14 of the Exchange Act)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (Rule 13a-14 and 15d-14 of the Exchange Act)
32.1	Certification of Chief Executive Officer pursuant to pursuant to Section 1350 of Title 18 of the United States Code
32.2	Certification of Chief Financial Officer pursuant to pursuant to Section 1350 of Title 18 of the United States Code

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

(15) Filed as an exhibit to our Form 10-Q filed with the SEC on December 11, 2020.

(16) Filed as an exhibit to our Form 10-Q filed with the SEC on March 15, 2021.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

I-MINERALS INC.

Date:	August 10, 2021	By:	/s/ John Theobald
JOHN THEOBALD
Chief Executive Officer and President
(Principal Executive Officer)

Date:	August 10, 2021	By:	/s/ Matthew Anderson
MATTHEW ANDERSON
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	August 10, 2021	By:	/s/ John Theobald
JOHN THEOBALD
Chief Executive Officer, President and Director

Date:	August 10, 2021	By:	/s/ Allen L. Ball
ALLEN L. BALL
Director

Date:	August 10, 2021	By:	/s/ W. Barry Girling
W. BARRY GIRLING
Director

Date:	August 10, 2021	By:	/s/ Gary Childress
GARY CHILDRESS
Director

Date:	August 10, 2021	By:	/s/ Wayne Moorhouse
WAYNE MOORHOUSE
Director