Form 10-Q
period 2022-01-31
I-Minerals Inc
filed 2022-03-24
CIK 1405663

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: January 31, 2022

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

As of March 24, 2022, the registrant had 93,730,212 outstanding shares of common stock.

I-Minerals Inc.

PART I – FINANCIAL INFORMATION

I-Minerals Inc.

Condensed Interim Consolidated Financial Statements

For the three and nine month periods ended January 31, 2022 and 2021

(Unaudited - Expressed in US dollars)

I-Minerals Inc. Condensed Interim Consolidated Balance Sheets January 31, 2022 and April 30, 2021
(Unaudited - Expressed in US dollars) (Prepared in accordance with US GAAP)

	Notes	January 31, 2022 $	April 30, 2021 $
ASSETS
Current assets
Cash and cash equivalents		46,414	110,684
Receivables		16,484	5,819
Prepaids		45,924	65,967
		108,822	182,470

Equipment and right-of-use asset		25,041	45,439
Mineral property interest and deferred development costs	3	1,892,410	1,892,410
Deposits		29,208	29,208

TOTAL ASSETS		2,055,481	2,149,527

LIABILITIES
Current liabilities
Accounts payable and accrued liabilities	4,8	1,349,975	2,898,466
Lease liability – current	5	19,893	27,982
Promissory notes due to related party	6	34,526,937	32,029,474
		35,896,805	34,955,922

Lease liability – non-current	5	-	9,966

TOTAL LIABILITIES		35,896,805	34,965,888

CAPITAL DEFICIT
Capital Stock
Authorized:
Unlimited common shares with no par value
Issued and fully paid: 93,730,212 (April 30, 2021 – 93,730,212)	7	19,225,087	19,225,087
Additional paid-in capital		1,865,342	1,865,342
Deficit		(54,931,753)	(53,906,790)
TOTAL CAPITAL DEFICIT		(33,841,324)	(32,816,361)

TOTAL LIABILITIES AND CAPITAL DEFICIT		2,055,481	2,149,527

Basis of Presentation and Going Concern (Note 1)

Subsequent events (Note 12)

On behalf of the Board

“John Theobald” Director	“W. Barry Girling” Director

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

I-Minerals Inc. Condensed Interim Consolidated Statements of Loss For the three and nine months ended January 31, 2022 and 2020
(Unaudited - Expressed in US dollars)

		Three months ended January 31,		Nine months ended January 31,
		2022	2021	2022	2021
	Notes	$	$	$	$

OPERATING EXPENSES
Amortization		634	740	1,901	6,610
Management and consulting fees	8	50,663	51,282	152,329	151,806
Mineral property expenditures		150,828	168,638	435,478	467,099
General and miscellaneous		45,375	57,315	153,539	145,985
Professional fees	8	41,514	30,341	189,295	127,792

		(289,014)	(308,316)	(932,542)	(899,292)
OTHER (EXPENSE) INCOME
Foreign exchange gain (loss)		535	(1,369)	686	5,564
Interest expense	6	(11,247)	(962,104)	(93,107)	(2,765,757)

LOSS FOR THE PERIOD		(299,726)	(1,271,789)	(1,024,963)	(3,659,485)

Loss per share – basic and diluted		(0.00)	(0.01)	(0.01)	(0.04)
Weighted average number of shares outstanding		93,730,212	93,730,212	93,730,212	93,730,212

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

I-Minerals Inc. Condensed Interim Consolidated Statements of Cash Flows For the nine months ended January 31, 2022 and 2021
(Unaudited - Expressed in US dollars)

	2022 $	2021 $
OPERATING ACTIVITIES
Net loss for the period	(1,024,963)	(3,659,485)
Items not involving cash:
Amortization	1,901	6,610
Change in non-cash operating working capital items:
Receivables	(10,665)	433
Prepaids	20,043	(58,626)
Accounts payable and accrued liabilities	99,414	2,808,305
Lease liability		429

Cash flows used in operating activities	(914,270)	(902,334)

INVESTING ACTIVITIES
Purchase of equipment	-	(879)

Cash flows used in investing activities	-	(879)

FINANCING ACTIVITIES
Proceeds from promissory notes received	850,000	750,000

Cash flows from financing activities	850,000	750,000

DECREASE IN CASH	(64,270)	(153,213)

CASH, BEGINNING OF THE PERIOD	110,684	347,887

CASH, END OF THE PERIOD	46,414	194,674

SUPPLEMENTAL CASH FLOW INFORMATION (Note 10)

Interest paid		-
Taxes paid		-

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

I-Minerals Inc. Condensed Interim Consolidated Statements of Capital Deficit For the nine months ended January 31, 2022 and 2021
(Unaudited - Expressed in US dollars)

	Number of Shares #	Amount $	Commitment to Issue Shares $	Additional Paid-in Capital $	Accumulated Deficit (Revised) (Note 11) $	Total Capital Deficit $

Balance at April 30, 2020	93,730,212	19,225,087	-	1,865,342	(48,685,278)	(27,594,849)
Adoption of ASU 2018-07 adjustment (Note 2)	-	-	-	-	16,541	16,541
Balance at May 1, 2020	93,730,212	19,225,087	-	1,865,342	(48,668,737)	(27,578,308)

Withholding tax	-	-	-	-	(80,951)	(80,951)
Loss for the period	-	-	-	-	(1,184,135)	(1,184,135)

Balance at July 31, 2020	93,730,212	19,225,087	-	1,865,342	(49,933,823)	(28,843,394)

Withholding tax	-	-	-	-	(83,083)	(83,083)
Loss for the period	-	-	-	-	(1,203,561)	(1,203,561)

Balance at October 31, 2020	93,730,212	19,225,087	-	1,865,342	(51,220,467)	(30,130,038)

Withholding tax	-	-	-	-	(174,760)	(174,760)
Loss for the period	-	-	-	-	(2,511,563)	(2,511,563)

Balance at January 31, 2021	93,730,212	19,225,087	-	1,865,342	(52,579,755)	(31,489,326)

Withholding tax	-	-	-	-	(87,261)	(87,261)
Loss for the period	-	-	-	-	(1,239,774)	(1,239,774)

Balance at April 30, 2021	93,730,212	19,225,087	-	1,865,342	(53,906,790)	(32,816,361)

Loss for the period	-	-	-	-	(410,570)	(410,570)

Balance at July 31, 2021	93,730,212	19,225,087	-	1,865,342	(54,317,360)	(33,226,931)

Loss for the period	-	-	-	-	(314,667)	(314,667)

Balance at October 31, 2021	93,730,212	19,225,087	-	1,865,342	(54,632,027)	(33,541,598)

Loss for the period	-	-	-	-	(299,726)	(299,726)

Balance at January 31, 2022	93,730,212	19,225,087	-	1,865,342	(54,931,753)	(33,841,324)

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

I-Minerals Inc. Notes to the Condensed Interim Consolidated Financial Statements For the nine months ended January 31, 2022 and 2021
(Unaudited - Expressed in US dollars except where otherwise indicated)

1.	NATURE OF BUSINESS AND BASIS OF PRESENTATION AND LIQUIDITY:

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

Basis of Presentation and Going Concern

The accompanying unaudited condensed interim consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information as well as Article 10 of Regulation S-X on the basis that the Company will continue as a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for the next year.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  At January 31, 2022, the Company had not yet achieved profitable operations, had an accumulated deficit of $$54,931,753 since inception and expects to incur further losses in the development of its business, all of which casts substantial doubt upon the Company’s ability to continue as a going concern and, therefore, that it may be unable to realize its assets and discharge its liabilities in the normal course of business.

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

I-Minerals Inc. Notes to the Condensed Interim Consolidated Financial Statements For the nine months ended January 31, 2022 and 2021
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

The Company’s promissory notes are based on Level 3 inputs in the Accounting Standards Codification (“ASC”) 820 fair value hierarchy. The Company calculated the fair value of these instruments by discounting future cash flows using rates representative of current borrowing rates. At January 31, 2022, the promissory notes had a fair value of $22,960,412 (April 30, 2021 – $20,819,200).

The Company had certain Level 3 liabilities required to be recorded at fair value on a recurring basis in accordance with US GAAP as at January 31, 2022 and April 30, 2021.  As at January 31, 2022 and April 30, 2021, the Company’s Level 3 liabilities consisted of promissory notes.

The resulting Level 3 liabilities have no active market and are required to be measured at their fair value each reporting period based on information that is unobservable.

A summary of the Company’s Level 3 liabilities as at January 31, 2022 and April 30, 2021 is as follows:

	January 31, 2022 $	April 30, 2021 $

Non-employee options (Note 7)

Beginning fair value	-	16,541
Transfer value on exercise	-	-
Fair value of options on vesting	-	-
Change in fair value	-	-
Adoption of ASU 2018-07 adjustment	-	(16,541)
Ending fair value	-	-

Promissory notes (Note 6)	34,526,937	32,029,474

Total Level 3 liabilities	34,526,937	32,029,474

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment). There were no assets or liabilities measured at fair value on a nonrecurring basis as at January 31, 2022 and April 30, 2021.

Loss Per Share

The basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. For the nine months ended January 31, 2022, loss per share excludes $2,250,000 (2021 – $2,750,000) potentially dilutive common shares (related to outstanding options and warrants) as their effect was anti-dilutive.

I-Minerals Inc. Notes to the Condensed Interim Consolidated Financial Statements For the nine months ended January 31, 2022 and 2021
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

Helmer-Bovill Property – Latah County, Idaho

The Company has an undivided 100% interest in 11 State of Idaho mineral leases.  The State of Idaho mineral leases are subject to a 5% production royalty on gross sales.  The mineral leases are in good standing until March 1, 2023 (now March 2042, see subsequent events Note 12) at which time they will be held by us contingent on undertaking mining operations (amended, see Note 12).

In May 2017, the Idaho Department of Lands accepted the Company’s operation and reclamation plan.  Together with a water rights permit from the Idaho Department of Water Resources, we were able to proceed with development and construction of the mine, subject to obtaining sufficient financing.  As a result, management made the decision to begin capitalizing all development expenditures directly related to the Helmer-Bovill Property.  In February 2019, the Company determined that the Feasibility Study should be considered non-current and accordingly, the Company has returned to the evaluation stage for accounting purposes.

I-Minerals Inc. Notes to the Condensed Interim Consolidated Financial Statements For the nine months ended January 31, 2022 and 2021
(Unaudited - Expressed in US dollars except where otherwise indicated)

4.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES:

	January 31, 2022 $	April 30, 2021 $

Trade payables	162,451	160,503
Amounts due to related parties (Note 8)	223,173	219,256
Withholding tax and interest on deemed dividends (Notes 6 and 11)	956,756	896,756
Interest payable on promissory notes (Note 6)	7,595	1,621,951

Total accounts payable and accrued liabilities	1,349,975	2,898,466

5.	LEASE LIABILITY:

The Company entered into a property lease in October 2020 and the Company recognized a lease obligation with respect to the operating lease. The terms and the outstanding balances as at January 31, 2022 and April 30, 2021 are as follows:

	January 31, 2022 $	April 30, 2021 $

Right-of-use asset from property lease repayable in monthly instalments of $2,332 and an interest rate of 13% per annum and an end date of October 15, 2022	19,893	37,948
Less: current portion	(19,893)	(27,982)

Non-current portion	-	9,966

The following is a schedule of the Company’s future minimum lease payments related to the office lease obligation:

January 31, 2022 $

2022	6,995
2023	16,323
Total minimum lease payments	23,318
Less: imputed interest	(3,425)
Total present value of minimum lease payments	19,893
Less: current portion	(19,893)
Non-current portion	-

I-Minerals Inc. Notes to the Condensed Interim Consolidated Financial Statements For the nine months ended January 31, 2022 and 2021
(Unaudited - Expressed in US dollars except where otherwise indicated)

6.	PROMISSORY NOTES DUE TO RELATED PARTY:

	January 31, 2022 $	April 30, 2021 $

Third promissory notes	27,718,629	26,404,927
Fifth promissory notes	3,385,478	3,199,806
Sixth promissory notes	3,025,787	2,424,741

Total promissory notes	34,129,894	32,029,474

The Company has Third Promissory Notes, Fifth Promissory Notes and Sixth Promissory Notes due to a company controlled by a director of the Company (the “Lender”).  The Third Promissory Notes were due on March 31, 2019.  On March 27, 2019, an amending agreement was entered into extending the maturity date of the Promissory Notes from March 31, 2019 to June 30, 2019 for no consideration.  On June 28, 2019, the Company entered into an amending agreement with the Lender further extending this maturity date to October 31, 2019 for no consideration.  The Fifth Promissory Notes were due on December 31, 2019.  On October 25, 2019, the Company entered into an amending agreement with the Lender extending the maturity date for both notes, for no consideration, to the earlier of (i) June 30, 2020 and (ii) 60 days after a pre-feasibility study has been filed on SEDAR.  The Sixth Promissory Notes have the same maturity date. On June 4, 2020, all three promissory notes were extended to December 15, 2020 for no consideration.  On December 3, 2020, the maturity date was extended to March 15, 2021 for no consideration.  On March 9, 2021 the maturity date was extended to April 15, 2021 for no consideration. On April 15, 2021 the maturity date was extended to May 15, 2021 for no consideration. On May 10, 2021 the maturity date was extended to June 15, 2021 for no consideration. On June 15, 2021 the maturity date was extended to July 15, 2021 for no consideration. On July 15, 2021 the maturity date was extended to August 15, 2021 for no consideration.  In addition, the interest rate was decreased to 0.13% per annum effective May 1, 2021 from 12% to 14%.  On August 12, 2021 the maturity date was extended to September 15, 2021 for no consideration.  On September 13, 2021 the maturity date was extended to October 15, 2021 for no consideration. On October 13, 2021, the maturity date was extended to November 15, 2021 for no consideration. On November 15, 2021, the maturity date was extended to December 15, 2021 for no consideration. On December 15, 2021, the maturity date was extended to January 15, 2022 for no consideration. On January 13, 2022, the maturity date was extended to February 15, 2022 for no consideration.  On February 15, 2022, the maturity date was extended to April 15, 2022 for no consideration.

In accordance with the guidance of ASC 470-50 and ASC 470-60, the Company determined that the March 27, 2019, June 28, 2019, October 25, 2019, June 4, 2020, December 3, 2020, March 9, 2021, April 15, 2021, May 10, 2021, June 15, 2021, July 15, 2021, August 12, 2021, September 13, 2021, October 13, 2021, November 15, 2021, December 15, 2021, January 13, 2022 and February 15, 2022 extension agreements qualified as troubled debt restructurings.  However, as the Company did not transfer assets or grant an equity interest to the Lender and since the carrying amount of the promissory notes at the time of the restructurings did not exceed the total future cash payments specified by the new terms, this change was accounted for prospectively using the effective interest rate that equates the carrying amount to the expected future cash flows.

Certain conditions may result in early repayment including immediate repayment in the event a person currently not related to the Company acquires more than 40% of the outstanding common shares of the Company.

Third Promissory Notes

The Third Promissory Notes bear interest at the rate of 0.13% per annum and during the nine months ended January 31, 2022, the Company recorded interest of $26,953 (2020 - $1,276,143).  Interest is payable semi-annually as calculated on May 31st and November 30th of each year.  Interest is to be paid either in cash, in common shares or deemed an advance of principal at the option of the Lender.  A 5% late payment penalty may apply if payment is not paid within ten days after the due date.  During the nine months ended January 31, 2022, the Lender elected to haveinterest payable from December 1, 2020 to November 30, 2021 of $1,331,675 deemed as advances.

I-Minerals Inc. Notes to the Condensed Interim Consolidated Financial Statements For the nine months ended January 31, 2022 and 2021
(Unaudited - Expressed in US dollars except where otherwise indicated)

Fifth Promissory Notes

On September 11, 2018, the Company entered into a Loan Agreement with the Lender pursuant to which up to $2,500,000 will be advanced to the Company in tranches (the “Fifth Promissory Notes”).  As at January 31, 2022, the Company had received $2,500,000 (April 30, 2021 - $2,500,000) in advances pursuant to the Fifth Promissory Notes. The Fifth Promissory Notes bear interest at the rate of 0.13% per annum and during the nine months ended January 31, 2022, the Company recorded interest of $3,290 (2020 - $208,684). Interest is payable semi-annually as calculated on May 31st and November 30th of each year.  Interest is to be paid either in cash, in common shares or deemed an advance of principal at the option of the Lender.  A 5% late payment penalty may apply if payment is not paid within ten days after the due date.  During the nine months ended January 31, 2022, the Lender elected to have interest payable from December 1, 2020 to November 30, 2021 of $187,867 deemed as advances.

Sixth Promissory Notes

On October 25, 2019, the Company entered into a Loan Agreement with the Lender pursuant to which up to $700,000 will be advanced to the Company in tranches (the “Sixth Promissory Notes”).  On January 20, 2020 and July 8, 2020, the Company entered into amending agreements whereby the Lender agreed to advance an additional $600,000 and $1,200,000, respectively, under the same terms as the Sixth Promissory Notes.  As at January 31, 2022, the Company had received $3,100,000 in advances pursuant to the Sixth Promissory Notes (April 30, 2021 - $2,250,000). On November 15, 2021, the Company entered into an amending agreement whereby the Lender agreed to advance an additional $500,000, under the same terms as the Sixth Promissory Notes. On March 21, 2022, the Company entered into an amending agreement whereby the Lender agreed to advance an additional $250,000, under the same terms as the Sixth Promissory Notes.

The Sixth Promissory Notes bear interest at the rate of 0.13% per annum and during the six months ended January 31, 2022, the Company recorded interest of $2,864 (2020 - $319,183). Interest is payable semi-annually as calculated on May 31st and November 30th of each year.  Interest is to be paid either in cash, in common shares or deemed an advance of principal at the option of the Lender.  A 5% late payment penalty may apply if payment is not paid within ten days after the due date. During the nine months ended January 31, 2022, the Lender elected to have interest payable from December 1, 2020 to November 30, 2021 of $127,921 deemed as advances.

During the nine months ended January 31, 2022, the Company recorded accrued interest of $60,000 with respect to the accrued withholding tax payable (Note 11).

The Third Promissory Notes, the Fifth Promissory Notes and the Sixth Promissory Notes are collateralized by the Company’s Helmer-Bovill Property.

The following table outlines the estimated cash payments required, by calendar year, in order to repay the principal balance of the Third Promissory Notes, the Fifth Promissory Notes and the Sixth Promissory Notes:

2022 $	2023 $	2024 $	2025 $	2026 $	Total $
34,526,937	-	-	-	-	34,526,937

7.	SHARE CAPITAL:

Common shares

a)	Authorized:

Unlimited number of common shares, without par value.

I-Minerals Inc. Notes to the Condensed Interim Consolidated Financial Statements For the nine months ended January 31, 2022 and 2021
(Unaudited - Expressed in US dollars except where otherwise indicated)

The holders of common shares are entitled to receive dividends which are declared from time to time, and are entitled to one vote per share at meetings of the Company. All shares are ranked equally with regards to the Company’s residual assets.

b)	Stock transactions:

During the nine months ended January 31, 2022 and 2021, the Company did not complete any stock transactions.

c)	Stock options:

The Company has granted stock options under the terms of its Stock Option Plan (the “Plan”).  The Plan provides that the directors of the Company may grant options to purchase common shares to directors, officers, employees and service providers of the Company on terms that the directors of the Company may determine are within the limitations set forth in the Plan.  The maximum number of shares available under the Plan is limited to 10% of the issued common shares.  The maximum term of stock options is ten years.  All stock options vest on the date of grant, unless otherwise stated.  As at January 31, 2022, the Company had 7,123,021 stock options available for grant pursuant to the Plan (April 30, 2021 – 6,623,021).

The Company’s stock options outstanding as at January 31, 2022 and the changes for the period then ended are as follows:

	Number Outstanding	Weighted Average Exercise Price (in CAD$)

Balance outstanding at April 30, 2020	2,950,000	0.26
Expired	(200,000)	0.25

Balance outstanding at April 30, 2021	2,750,000	0.26
Expired	(500,000)	0.30

Balance outstanding at January 31, 2022	2,250,000	0.25

Balance exercisable at January 31, 2022	1,000,000	0.25

Summary of stock options at January 31, 2022:
Security	Number Outstanding		Number Exercisable		Exercise Price (CAD$)	Expiry Date	Remaining Contractual Life (years)

Stock options	1,000,000		1,000,000		0.25	April 20, 2022	0.22
Stock options	1,450,000	(1)	200,000	(1)	0.25	August 9, 2023	1.52

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

I-Minerals Inc. Notes to the Condensed Interim Consolidated Financial Statements For the nine months ended January 31, 2022 and 2021
(Unaudited - Expressed in US dollars except where otherwise indicated)

As at January 31, 2022, the unamortized compensation cost of options is $93,382 and the intrinsic value of options expected to vest is $nil.

8.	RELATED PARTY TRANSACTIONS:

During the nine months ended January 31, 2022, management and consulting fees of $72,000 (2021 - $72,000) were charged by RJG Capital Corporation, a wholly-owned company of W. Barry Girling, Director.  Wayne Moorhouse, Director, charged $13,309 (2021 - $13,350) in management and consulting fees.  Gary Childress, Director, charged $10,782 (2021 - $10,207) in management and consulting fees.  $16,126 (2021 - $17,013) was charged by Malaspina Consultants Inc. for the services of Matt Anderson, CFO, and are included in professional fees.

Included in accounts payable and accrued liabilities are amounts owed to directors or officers or companies controlled by them.  As at January 31, 2022, the amount was $223,173 (April 30, 2021 – $219,256).  All amounts are non-interest bearing, unsecured, and due on demand.

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

Investing and financing activities that affect recognized assets or liabilities but that do not result in cash receipts or cash payments are excluded from the consolidated statements of cash flows.  During the nine months ended January 31, 2022, the following transactions were excluded from the consolidated statement of cash flows:

a)	The transfer of $1,647,463 of interest payable on the Third, Fifth and Sixth Promissory Notes from accounts payable and accrued liabilities to promissory notes; and,

b)

Deferred mineral property expenditures of $40,062 included in accounts payable and accrued liabilities at January 31, 2022, less $40,062 included in accounts payable at April 30, 2021 (net inclusion of $nil).

During the six months ended January 31, 2021, the following transactions were excluded from the consolidated statement of cash flows:

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

The Company determined that accrued interest on the promissory notes are subject to withholding taxes as the Lender controls over 25% of the common shares of the Company and the Company’s debt to equity ratio exceeded certain statutory limits that caused interest expense deductibility to be partially restricted.  The withholding taxes are payable based on the amount of restricted interest, when such interest is paid or at the end of a fiscal year and are accounted for as a deemed dividend in accordance with ASC 740-10-15-4.  The impact of the error on financial statements for the nine months ended January 31, 2021 are presented below.  There was no impact on the Company’s Consolidated Statement of Loss or the Consolidated Statement of Cash Flows.

I-Minerals Inc. Notes to the Condensed Interim Consolidated Financial Statements For the nine months ended January 31, 2022 and 2021
(Unaudited - Expressed in US dollars except where otherwise indicated)

Impact as at and for the nine months ended January 31, 2021

	As Previously Reported $	As Revised $

Accounts payable and accrued liabilities (withholding tax)	-	809,515

Capital Deficit:
Accumulated deficit	(51,770,260)	(52,579,755)
Total capital deficit	(30,679,831)	(31,489,326)

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

12.	SUBSEQUENT EVENTS:

Subsequent to January 31, 2022:

i)	On On February 25, 2022, the Company received $125,000 pursuant to the Sixth Promissory Notes. On March 23, 2022, the Company received $125,000 pursuant to the Sixth Promissory Notes.

ii)	On March 21, 2022, the Company entered into an amending agreement whereby the Lender agreed to advance an additional $250,000, under the same terms as the Sixth Promissory Notes.

ii)

In March 2022, the Company amended the terms of the State of Idaho mineral leases through the Idaho Department of Lands (the “IDL”) and acquired these amended leases at an auction.  Of the 11 mineral leases that the Company held at January 31, 2022, 8 mineral leases were amended and acquired at auction and the Company elected to relinquish 3 of the mineral leases.  The amended leases now expire in March 2042 and, upon commercial production on one lease, other leases can be held through mine development or exploration work.

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

I-Minerals’ mineral tenure is through the Idaho Department of Lands (“IDL”) mineral leases. The IDL recently amended terms on newly granted mineral leases with terms including an increase in the term of the leases to 20 years from the current leases term of 10 years and, upon commencement of commercial production on one lease, other leases can be held through mine development or exploration work.  In contrast, historical leases could only be held by production on the leases from which production occurred.  The historical lease terms would mean that leases that held resources, but from which production had not yet occurred, would lapse at end of the 10-year term.

Given the Company’s mineral leases were set to expire on February 28, 2023, the Company approached the IDL with a request to amend the terms of the mineral leases to reflect the terms currently being offered on newly issued mineral leases.  The IDL declined the request on the basis that the proposed amendments constituted material changes and material changes would require the leases be put to auction.

Rather than pursue the lease amendment process that would only result in an additional 10 year term on the mineral leases, the Company elected to apply for new mineral leases.  In accordance with IDL procedures the availability of the leases was advertised for 30 days.  With no competing bidders forthcoming, in March 2022 the Company secured the 8 new minerals leases that host the reserves, water supply and infrastructure, such leases now expiring in March 2042.  The Company has elected to relinquish 3 additional mineral leases for which it believes the geological potential to support economic deposits of kaolinite and halloysite is very limited.

The ORP, FS and FEED Study is forecasted to take a minimum of 6 months and a maximum of 12 months to complete.  Estimated costs to complete is estimated as follows:

Feasibility Study and FEED Study	$ 885,000
Mineral Marketing	420,000
General and administrative	650,000
Sub total	1,955,000
Contingency	105,000
Total	$ 2,060,000

Results of Operations

Three months ended January 31, 2022 and 2021

We recorded a net loss of $299,726 ($0.00 per share) for the three months ended January 31, 2022 as compared to a net loss of $1,271,789 ($0.01 per share) for the three months ended January 31, 2021.  The decrease in the net loss recorded for the three months ended January 31, 20222 as compared to the net loss for the three months ended January 31, 2021 is the net result of changes to a number of expenses.  Of note are the following items:

•

Management and consulting fees of $50,663 (2021 - $51,282) are comprised of fees to manage our Company and stock-based compensation.  The stock-based compensation recognized in the current period was $nil (2021 - $nil). Approximately 75% of the fees to manage our Company are charged to management and consulting fees and the other 25% is charged to mineral property expenditures.

•

Mineral property expenditures of $150,828 (2021 - $168,638) are costs incurred on our Helmer-Bovill Property.  The expenditures in the current period are pre-development costs that have been expensed during the period.  The main components of costs during the current period included engineering and consulting ($56,057) and metallurgy ($30,788).  During the current period, the Company continued to optimize the metallurgical processes and detailed engineering.  Effective January 31, 2019, the Company returned to the evaluation stage for accounting purposes and therefore stopped capitalizing development costs.

•

General and miscellaneous expenses of $45,375 (2021 - $57,315) are comprised of office and telephone expenses, payroll taxes, medical benefits, insurance premiums, travel expenses, promotional expenses, shareholder communication fees, transfer agent fees and filing fees.  The decrease during the current period was due primarily to a decrease in investor relations and filing and transfer agent fees.

•	Professional fees of $41,514 (2021 - $30,341) include legal fees, audit fees and financial consulting fees. The increase during the period was due to additional professional tax fees.
•

Interest expense of $11,247 (2021 - $962,104) is from promissory notes that bear interest at the rates of 12%-14% per year up to April 30, 2021 and 0.13% per year effective May 1, 2021.  Interest decreased due to the decrease in interest rate.

Nine months ended January 31, 2022 and 2021

We recorded a net loss of $1,024,963 ($0.01 per share) for the nine months ended January 31, 2022 as compared to a net loss of $3,659,485 ($0.04 per share) for the nine months ended January 31, 2021.  The decrease in the net loss recorded for the nine months ended January 31, 2022 as compared to the net loss for the nine months ended January 31, 2021 is the net result of changes to a number of expenses.  Of note are the following items:

•	Management and consulting fees of $152,329 (2021 - $151,806) are comprised of fees to manage our Company and stock-based compensation. The stock-based compensation recognized in the current period was $nil (2021 - $nil). Approximately 75% of the fees to manage our Company are charged to management and consulting fees and the other 25% is charged to mineral property expenditures.
•	Mineral property expenditures of $435,478 (2021 - $467,099) are costs incurred on our Helmer-Bovill Property. The expenditures in the current period are pre-development costs that have been expensed during the period. The main components of costs during the current period included engineering and consulting ($116,057) and metallurgy ($142,695). During the current period, the Company continued to optimize the metallurgical processes and detailed engineering. Effective January 31, 2019, the Company returned to the evaluation stage for accounting purposes and therefore stopped capitalizing development costs.
•	General and miscellaneous expenses of $153,539 (2021 - $145,985) are comprised of office and telephone expenses, payroll taxes, medical benefits, insurance premiums, travel expenses, promotional expenses, shareholder communication fees, transfer agent fees and filing fees. The increase during the current period was due primarily to an increase in insurance.
•	Professional fees of $189,295 (2021 - $127,792) include legal fees, audit fees and financial consulting fees. The increase during the period was due to additional professional tax fees.
•	Interest expense of $93,107 (2021 - $2,765,757) is from promissory notes that bear interest at the rates of 12%-14% per year up to April 30, 2021 and 0.13% per year effective May 1, 2021. Interest decreased due to the decrease in interest rate, offset by recognizing $60,000 of interest expense due to the Canada Revenue Agency relating to the withholding tax payable.

Liquidity and Capital Resources

Our aggregate operating, investing and financing activities during the nine months ended January 31, 2022 resulted in a net cash outflow of $64,270 (2021 – outflow of $153,213).  As at January 31, 2022, we had a working capital deficiency of $35,787,983.

During the nine months ended January 31, 2022, $914,270 was used in operations (2021 - $902,334).  During the nine months ended January 31, 2022, we spent $nil on investing activities (2021 - $879) and we received $850,000 from financing activities (2021 - $750,000).

We have been financed by advances pursuant to promissory notes advanced by BV Lending LLC, an entity controlled by Allen L. Ball, a member of our Board of Directors and our largest shareholder (the “Lender”).  During the nine months ended January 31, 2022, the Company was receiving advances pursuant to the Sixth Promissory Notes.  As at January 31, 2022, the balance of the promissory notes was $34,526,937. Subsequent to January 31, 2022, the Company received $250,000 pursuant to the Sixth Promissory Notes.

As at July 31, 2020, the Third Promissory Notes, the Fifth Promissory Notes and the Sixth Promissory Notes had a maturity date of the earlier of (i) June 30, 2020 and (ii) 60 days after a pre-feasibility study has been filed on SEDAR. On June 4, 2020, the promissory notes maturity date was extended from June 30, 2020 to December 15, 2020 for no consideration.  All other terms remained the same.  On December 3, 2020, the Lender agreed to extend the maturity date of the promissory notes to March 15, 2021 for no consideration.  On March 9, 2021, the Lender agreed to extend the maturity date to April 15, 2021 for no consideration. On April 15, 2021 the maturity date was extended to May 15, 2021 for no consideration. On May 10, 2021 the maturity date was extended to June 15, 2021 for no consideration. On June 15, 2021 the maturity date was extended to July 15, 2021 for no consideration. On July 15, 2021 the maturity date was extended to August 15, 2021. In addition, the interest rate was decreased to 0.13% per annum effective May 1, 2021 for no consideration.  On August 12, 2021, the maturity date was extended to September 15, 2021 for no consideration.  On September 13, 2021, the maturity date was extended to October 15, 2021 for no consideration. On October 13, 2021, the maturity date was extended to November 15, 2021 for no consideration. On November 15, 2021, the maturity date was extended to December 15, 2021 for no consideration and the Lender agreed to advance an additional $500,000 under the same terms as the Sixth Promissory Notes. On December 15, 2021, the maturity date was extended to January 15, 2022 for no consideration. On January 13, 2022, the maturity date was extended to February 15, 2022 for no consideration.  On February 15, 2022, the maturity date was extended to April 15, 2022 for no consideration. On March 21, 2022, the Company entered into an amending agreement whereby the Lender agreed to advance an additional $250,000, under the same terms as the Sixth Promissory Notes.

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

We do not have the ability to internally generate sufficient cash flows to support our operations for the next twelve months.  We have been receiving funds from a company controlled by a director of the Company through promissory notes.  We have no formal plan in place to address this going concern issue but consider that we will be able to obtain additional funds by equity financing and/or debt financing; however, there is no assurance of additional funding being available. As a result, there is substantial doubt about the Company’s ability to continue as a going concern.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable

Item 4. Controls and Procedures.

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of January 31, 2022 (the “Evaluation Date”). Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of January 31, 2022. There were no material changes in the Company’s internal control over financial reporting during the third quarter of fiscal 2022.

PART II

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

There have been no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K which has been filed with the SEC on August 10, 2021.

Item 2. Sale of Unregistered Securities.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act (The “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the nine months ended January 31, 2022, our U.S. exploration properties were not subject to regulation by the Federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977 (the "Mine Act").

Item 5. Other Information

None.

Item 6. Exhibits

3.1	Certificate of Continuation.(2)
3.2	Articles of Continuance.(2)
3.3	Certificate of Amendment.(2)
3.4	Articles of Amendment.(2)
3.5	By-Laws.(2)
10.1	Assignment Agreement with Contingent Right of Reverter dated August 10, 2002, between the Company, Idaho Industrial Minerals, LLC and Northwest Kaolin Inc.(2)
10.2	Amendment and Ratifications of Assignment Agreement with Contingent Right of Reverter dated August 10, 2005, between the Company, Idaho Industrial Minerals, LLC and Northwest Kaolin Inc.(2)
10.3	Second Amendment and Ratifications of Assignment Agreement with Contingent Right of Reverter dated August 10, 2005, between the Company, Idaho Industrial Minerals, LLC and Northwest Kaolin Inc.(2)
10.4	Third Amendment and Ratifications of Assignment Agreement with Contingent Right of Reverter dated August 10, 2008, between the Company, Idaho Industrial Minerals, LLC and Northwest Kaolin Inc.(2)
10.5	Fourth Amendment and Ratifications of Assignment Agreement with Contingent Right of Reverter dated January 1, 2010, between the Company, Idaho Industrial Minerals, LLC and Northwest Kaolin Inc.(2)
10.6	Employment Agreement dated April 1, 2013 between the Company and Thomas M. Conway.(2)
10.7	Loan Agreement dated September 13, 2013 between the Company and BV Lending LLC.(2)
10.8	Stock Option Plan.(1)
10.9	Sales Agreement dated April 28, 2014 between I-Minerals USA, Inc. and Pre-Mix, Inc.(2)
10.10	Loan Agreement dated February 18, 2015 between the Company and BV Lending LLC.(3)
10.11	Amendment Agreement dated December 1, 2015 between the Company and BV Lending LLC.(4)
10.12	Loan Agreement dated June 1, 2016 between the Company and BV Lending LLC. (5)
10.13	Amending Agreement dated October 25, 2017 between the Company and BV Lending LLC. (6)
10.14	Amending Agreement dated January 18, 2018 between the Company and BV Lending LLC. (7)
10.15	Amending Agreement dated March 30, 2018 between the Company and BV Lending LLC. (8)
10.16	Employment Agreement dated March 1, 2018 between the Company and John Theobald. (9)
10.17	Settlement Agreement dated August 3, 2018 between the Company and Thomas Conway. (9)
10.18	Loan Agreement dated September 11, 2018 between the Company and BV Lending LLC. (9)
10.19	Amending Agreement dated March 27, 2019 between the Company and BV Lending LLC
10.20	Amending Agreement dated June 28, 2019 between the Company and BV Lending LLC
10.21	Loan Agreement dated October 25, 2019 between the Company and BV Lending LLC. (11)
10.22	Amending Agreement dated October 25, 2019 between the Company and BV Lending LLC. (12)
10.23	Amending Agreement dated November 25, 2019 between the Company and BV Lending LLC. (12)
10.24	Amending Agreement dated January 20, 2020 between the Company and BV Lending LLC. (13)
10.25	Amending Agreements dated June 4, 2020 between the Company and BV Lending LLC. (14)
10.26	Amending Agreement dated July 8, 2020 between the Company and BV Lending LLC. (14)
10.27	Amending Agreements dated December 3, 2020 between the Company and BV Lending LLC. (15)
10.28	Amending Agreements dated March 9, 2021 between the Company and BV Lending LLC. (16)
10.29	Amending Agreements dated July 15, 2021 between the Company and BV Lending LLC. (17)
10.30	Amending Agreements dated November 15, 2021 between the Company and BV Lending LLC. (18)
10.31	Amending Agreements dated March 21, 2022 between the Company and BV Lending LLC.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (Rule 13a-14 and 15d-14 of the Exchange Act)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (Rule 13a-14 and 15d-14 of the Exchange Act)

32.1	Certification of Chief Executive Officer pursuant to pursuant to Section 1350 of Title 18 of the United States Code
32.2	Certification of Chief Financial Officer pursuant to pursuant to Section 1350 of Title 18 of the United States Code

Notes:

(1)	Filed as an exhibit to our Registration Statement on Form 10 filed with the SEC on November 17, 2014.
(2)	Filed as an exhibit to our Registration Statement on Form 10/A filed with the SEC on December 24, 2014.
(3)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on March 11, 2015.
(4)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on December 7, 2015.
(5)	Filed as an exhibit to our Form 10-Q filed with the SEC on September 14, 2016.
(6)	Filed as an exhibit to our Form 10-Q filed with the SEC on December 15, 2017.
(7)	Filed as an exhibit to our Form 10-Q filed with the SEC on March 14, 2018.
(8)	Filed as an exhibit to our Form 10-K filed with the SEC on August 3, 2018.
(9)	Filed as an exhibit to our Form 10-Q filed with the SEC on September 14, 2018.
(10)	Filed as an exhibit to our Form 10-K filed with the SEC on July 29, 2019.
(11)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on November 8, 2019.
(12)	Filed as an exhibit to our Form 10-Q filed with the SEC on December 16, 2019.
(13)	Filed as an exhibit to our Form 10-Q filed with the SEC on March 13, 2020.
(14)	Filed as an exhibit to our Form 10-K filed with the SEC on July 28, 2020.
(15)	Filed as an exhibit to our Form 10-Q filed with the SEC on December 11, 2020.
(16)	Filed as an exhibit to our Form 10-Q filed with the SEC on March 15, 2021.
(17)	Filed as an exhibit to our Form 10-K filed with the SEC on August 10, 2021.
(18)	Filed as an exhibit to our Form 10-Q filed with the SEC on December 15, 2021.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

I-MINERALS INC.

Date:	March 24, 2022	By:	/s/ John Theobald
JOHN THEOBALD
Chief Executive Officer and President
(Principal Executive Officer)

Date:	March 24, 2022	By:	/s/ Matthew Anderson
MATTHEW ANDERSON
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	March 24, 2022	By:	/s/ John Theobald
JOHN THEOBALD
Chief Executive Officer, President and Director

Date:	March 24, 2022	By:	/s/ Allen L. Ball
ALLEN L. BALL
Director

Date:	March 24, 2022	By:	/s/ W. Barry Girling
W. BARRY GIRLING
Director

Date:	March 24, 2022	By:	/s/ Gary Childress
GARY CHILDRESS
Director

Date:	March 24, 2022	By:	/s/ Wayne Moorhouse
WAYNE MOORHOUSE
Director