Form 10-K
period 2022-04-30
I-Minerals Inc
filed 2022-07-22
CIK 1405663

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[ x ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: April 30, 2022

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes [  ]  No [X]

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

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $1.3 million, based upon the closing sale price of the registrant’s common stock as reported by the TSX Venture Exchange on October 31, 2021 and converted to USD based on the Bank of Canada noon rate as of the same date.

As of July 21, 2022, the registrant had 93,730,212 outstanding shares of common stock.

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

The Company is engaged in the exploration, evaluation and development of our Helmer-Bovill industrial minerals property (the “Helmer-Bovill Property”).  The Helmer-Bovill Property, in which we hold a 100% interest, is comprised of 8 mineral leases totaling 3,483.15 acres located approximately 6 miles northwest of Bovill, Latah County, Idaho.  Since inception, the Company has been in the exploration stage but moved into the development stage in fiscal 2018.  In fiscal 2019, the Company reverted back to the evaluation stage.

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
6

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

All leases are subject to rental fees of US$3.00  per acre each year increased annually by 3% and a production royalty of 5.0% based on gross proceeds. The production royalty is prepaid at US$2500.00 per lease per year. All lease prepayments are deductible against royalty payments in the event of commercial production.

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

A reclamation bond of US$7,600 has been posted to cover the current plan of operations for the WBL Tailings sand project. The Storm Water Pollution Prevention Plan (SWPPP) has been publicly noted without objection as of November 16, 2012.  HDR Engineering, Inc. (HDR), under contract with I-Minerals, USA (I-Minerals), has updated this stormwater pollution prevention plan (SWPPP) to reflect the requirements in the 2021 Multi-Sector General Permit for Stormwater Discharges Associated with Industrial Activities (MSGP). I-Minerals has been operating this facility under the 2015 MSGP. The U.S. Environmental Protection Agency’s (USEPA) re-issued the MSGP on January 15, 2021, with the 2021 MSGP becoming effective on March 1, 2021(replacing the 2015 MSGP). A notice of intent (NOI) and updated SWPPP was completed prior to May 30, 2021.  The Company does not view the current environmental liability to be material as of April 30, 2021 as the amount is estimated to be below $5,000.  Under our current ORP, we will be required to pay a reclamation bond of approximately $3,000,000 for the Bovill Project.

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

Our operations may be materially and adversely impacted by the COVID-19 pandemic

The Company faces risks related to health epidemics and other outbreaks of communicable diseases, which could significantly disrupt its operations and may materially and adversely affect its business and financial conditions. In December 2019, an outbreak of a novel strain of coronavirus (“COVID-19”) emerged and has since spread worldwide, posing public health risks that have reached pandemic proportions. In March 2020, the World Health Organization declared COVID-19 a pandemic. During the fiscal 2022 and subsequent to April 30, 2022, the COVID-19 pandemic has had a material impact on the global economy, the scale and duration of which remain uncertain. The COVID-19 pandemic has also disrupted global supply chains and workforce participation and created significant volatility and disruption of financial markets. A prolonged economic downturn and adverse impact to global economies or a sustained slowdown in growth or demand could have an adverse effect on the commodity prices and/or our ability to raise financing to meet our ongoing obligations.  The full extent to which COVID-19 impacts the Company will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning COVID-19 and the actions required to contain or treat its impact, among others. Investors are cautioned that operating and financial performance may vary from the expectations of management and our previously issued financial outlook as a result of the evolving COVID-19 environment.

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

Our interest in the Helmer-Bovill Property is comprised of mineral leases issued by the State of Idaho.  In March 2022, we amended the terms of the State of Idaho mineral leases through the Idaho Department of Lands (the “IDL”) and acquired these amended leases at an auction.  Of the 11 mineral leases that the Company held previously, 8 mineral leases were amended and acquired at auction and the Company elected to relinquish 3 of the mineral leases.  The amended leases now expire in March 2042 and, upon commercial production on one lease, other leases can be held through mine development or exploration work.

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

The mineral leases are in good standing until March 1, 2042 at which time they will be held by us contingent on production pursuant to the statutory language of Idaho Code 47-704(2).

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

In 2002, we acquired from IIM, through our wholly owned subsidiary i-Minerals USA Inc., 16 State of Idaho mineral lease applications in Latah County, Idaho, to cover deposits of feldspar, kaolin, and quartz located near Bovill, Idaho. In 2003, we converted these applications to ten mineral leases and subsequently obtained two more mineral leases. Renewal applications for all 12 leases were filed on April 27, 2012 with a US$3,000 application fee. As part of the renewal process, Idaho converted the 12 mineral leases into 10 revised mineral leases which were issued on February 28, 2013. Subsequently, during 2013 the State of Idaho granted one additional mineral lease to us. In March 2022, the Company amended the terms of the State of Idaho mineral leases through the Idaho Department of Lands (the “IDL”) and acquired these amended leases at an auction.  Of the 11 mineral leases that the Company held previously, 8 mineral leases were amended and acquired at auction and the Company elected to relinquish 3 of the mineral leases.  The amended leases now expire in March 2042 and, upon commercial production on one lease, other leases can be held through mine development or exploration work. At this time, we hold 8 mineral leases totaling acres. All leases are subject to rental fees of US$3.00 increased by 3% annually and a production royalty of 5% of gross proceeds.

The production royalty is prepaid at a rate of US$2,500.00 per lease per year. The surface rights of the 8 mineral leases are owned by both the State of Idaho and some private landowners.  However, the surface right of the mineral leases specific to the resource estimation contained in this report are all owned and administered by the State of Idaho.  The U.S. Army Corps of Engineers (“USACE”) owns the surface rights of all waterways located within the mineral lease boundaries.

The details of the mineral leases that comprise the Helmer-Bovill Property are summarized below:

Mineral Lease No.	FS / MO	Acres
E410025	FS	172.00
E410026	FS	377.75
E410027	FS	140.00
E410027	FS	260.00
E410030	FS	161.26
E410030	FS	40.00
E410030	FS	242.44
E410031	FS	117.19
E410031	FS	438.73
E410033	FS	240.00
E410033	FS	400.00
E410034	FS	413.78
E410035	FS	480.00

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

2020 Pre-Feasibility Study

The economic analysis results of the Bovill Kaolin Project indicate an NPV 10% of US$48.281 million and an IRR of 20 % on a pre-tax basis.  An after-tax basis analysis indicates an NPV 10% of US$33.743 million with an IRR of 18%.  Our analysis estimates that payback will be within 6 years from the start of production.  The economic analysis is based on the following assumptions and estimates:

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
31

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

Proven and Probable Reserves*

	Proven	Probable	Total P&P
Total Tons (kt)	1,310	1,868	3,178
Halloysite (%)	8.8	8.0	8.3
Halloysite (kt)	115	149	264
Kaolinite (%)	11.1	22.4	17.7
Kaolinite (kt)	145	418	563
NSR ($/t)	$108	$123	$117
*Notes on mineral reserves:
●	Reserves are based on a $40.00 NSR cutoff grade and pit designs.
●	Rounding of numbers in mineral reserves listed above may cause apparent inconsistencies.
32

Proven and Probable Reserves with Associated Waste

Pit Phase	Proven and Probable Reserves						Waste (kt)	Total (kt)	Strip Ratio
	kt	Halloysite (%)	Halloysite (kt)	Kaolinite (%)	Kaolinite (kt)	NSR ($/ton)
Middle Ridge Phase 1	200	12.3	24	19.5	39	160	225	425	1.13
Middle Ridge Phase 1	69	6.1	4	62.4	43	184	175	244	2.55
Middle Ridge Phase 4	998	8.7	87	11.1	110	108	493	1,491	0.49
Middle Ridge Phase 5	90	2.1	2	69.3	63	157	395	485	4.38
North Kelly's Hump Phase 1	379	10.4	40	12.9	49	129	412	791	1.09
North Kelly's Hump Phase 2	619	8.4	52	12.4	77	108	695	1,314	1.12
North Kelly's Hump Phase 3	174	9.2	16	12.0	21	115	126	300	0.73
North Kelly's Hump Phase 5	77	7.1	5	44.6	34	159	93	169	1.21
South Kelly's Hump Phase 1	573	5.9	34	22.3	128	102	533	1,105	0.93
Total	3,179	8.3	264	17.7	563	117	3,147	6,325	0.99

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

33

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

	TSXV		OTC Pink*
	High	Low	High	Low
	CAD	CAD	USD	USD
Q1 ending Jul 31, 2020	$0.05	$0.03	$0.0387	$0.018
Q2 ending Oct 31, 2020	$0.04	$0.025	$0.0383	$0.0171
Q3 ending Jan 31, 2021	$0.045	$0.025	$0.0367	$0.013
Q4 ending Apr 30, 2021	$0.06	$0.03	$0.047	$0.0263
Q1 ending Jul 31, 2021	$0.04	$0.025	$0.03	$0.0196
Q2 ending Oct 31, 2021	$0.035	$0.025	$0.026	$0.186
Q3 ending Jan 31, 2022	$0.035	$0.025	$0.0316	$0.016
Q4 ending Apr 30, 2022	$0.03	$0.02	$0.0258	$0.0148
Q1 ending Jul 31, 2022**	$0.025	$0.015	$0.01594	$0.0106
*	High and low bid information for the OTC Pink was not available for the above periods. For the periods presented, prices represent high and low closing prices during the period.
**	Through July 14, 2022.

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
35

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth details of all our equity compensation plans as of April 30, 2022.  As at April 30, 2022, our equity compensation plans consisted solely of our Stock Option Plan.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	1,250,000	CAD$0.25	8,123,021
Equity compensation plans not approved by security holders	-	-	-
Total	1,250,000	CAD$0.25	8,123,021

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

Results of Operations

Year ended April 30, 2022

We recorded a net loss of $1,354,924 ($0.01 per share) for the year ended April 30, 2022 as compared to a net loss of $4,899,259 ($0.05 per share) for the year ended April 30, 2021.  The decrease in the net loss recorded for the year ended April 30, 2022 as compared to the net loss for the year ended April 30, 2021 is the net result of changes to a number of expenses.  Of note are the following items:

●

Management and consulting fees of $202,893 (2021 - $202,602) are comprised of fees to manage our Company and stock-based compensation.  The stock-based compensation recognized in the current period was $nil (2021 - $nil). Approximately 75% of the fees to manage our Company are charged to management and consulting fees and the other 25% is charged to mineral property expenditures.

●

Mineral property expenditures of $615,950 (2021 - $605,220) are costs incurred on our Helmer-Bovill Property.  The expenditures in the current period are pre-development costs that have been expensed during the period.  The main components of costs during the current period included engineering and consulting ($146,057) and metallurgy ($199,073).  During the current year, the Company continued to optimize the metallurgical processes and detailed engineering.  Effective January 31, 2019, the Company returned to the evaluation stage for accounting purposes and therefore stopped capitalizing development costs.

●

General and miscellaneous expenses of $211,002 (2021 - $197,704) are comprised of office and telephone expenses, payroll taxes, medical benefits, insurance premiums, travel expenses, promotional expenses, shareholder communication fees, transfer agent fees and filing fees.  The increase during the current period was due primarily to an increase in filing and transfer agent fees.

●	Professional fees of $220,355 (2021 - $165,313) include legal fees, audit fees and financial consulting fees. The increase during the period was due to additional professional tax fees.

●

Interest expense of $104,091 (2021 - $3,725,237) is from promissory notes that bear interest at the rates of 12%-14% per year up to April 30, 2021 and 0.13% per year effective May 1, 2021.  Interest decreased due to the decrease in interest rate.

Three months ended April 30, 2022

We recorded a loss of $329,961 for the three months ended April 30, 2022 as compared to a loss of $1,239,774 for the three months ended April 30, 2021.  The decrease in the loss recorded for the three months ended April 30, 2022 as compared to the three months ended April 30, 2021 is the net result of changes to a number of expenses as noted above under the years ended April 30, 2022 and 2021.  In particular, there was a decrease in interest expense from $959,480 to $10,984.

Liquidity and Capital Resources

Our aggregate operating, investing and financing activities during the year ended April 30, 2022 resulted in a net cash outflow of $90,228 (2021 – outflow of $237,203).  As at April 30, 2022, we had a working capital deficiency of $36,111,145.

During the year ended April 30, 2022, $1,190,228 was used in operations (2021 - $1,186,324).  During the year ended April 30, 2022, we spent $nil on investing activities (2021 - $879) and we received $1,100,000 from financing activities (2021 - $950,000).

We have been financed by advances pursuant to promissory notes advanced by BV Lending LLC, an entity controlled by Allen L. Ball, a member of our Board of Directors and our largest shareholder (the “Lender”).  During the year ended April 30, 2022, the Company was receiving advances pursuant to the Sixth Promissory Notes.  As at April 30, 2022, the balance of the promissory notes was $34,776,937. Subsequent to April 30, 2022, the Company received $275,000 pursuant to the Sixth Promissory Notes.

As at April 30, 2021, the Third Promissory Notes, the Fifth Promissory Notes and the Sixth Promissory Notes had a maturity date of the earlier of (i) June 30, 2020 and (ii) 60 days after a pre-feasibility study has been filed on SEDAR. On June 4, 2020, the promissory notes maturity date was extended from June 30, 2020 to December 15, 2020 for no consideration.  All other terms remained the same.  On December 3, 2020, the Lender agreed to extend the maturity date of the promissory notes to March 15, 2021 for no consideration.  On March 9, 2021, the Lender agreed to extend the maturity date to April 15, 2021 for no consideration. On April 15, 2021 the maturity date was extended to May 15, 2021 for no consideration. On May 10, 2021 the maturity date was extended to June 15, 2021 for no consideration. On June 15, 2021 the maturity date was extended to July 15, 2021 for no consideration. On July 15, 2021 the maturity date was extended to August 15, 2021. In addition, the interest rate was decreased to 0.13% per annum effective May 1, 2021 for no consideration.  On August 13, 2021, the maturity date was extended to September 15, 2021 for no consideration.  On September 13, 2021, the maturity date was extended to October 15, 2021 for no consideration. On October 13, 2021, the maturity date was extended to November 15, 2021 for no consideration. On November 15, 2021, the maturity date was extended to December 15, 2021 for no consideration and the Lender agreed to advance an additional $500,000 under the same terms as the Sixth Promissory Notes. On December 15, 2021, the maturity date was extended to January 15, 2022 for no consideration. On January 13, 2022, the maturity date was extended to February 15, 2022 for no consideration.  On February 15, 2022, the maturity date was extended to April 15, 2022 for no consideration.  On March 21, 2022, the Company entered into an amending agreement whereby the Lender agreed to advance an additional $250,000, under the same terms as the Sixth Promissory Notes. On April 14, 2022, the maturity date was extended to June 15, 2022 for no consideration.  On June 14, 2022, the maturity date was extended to September 15, 2022 for no consideration and the Lender agreed to advance an additional $450,000, under the same terms as the Sixth Promissory Notes.

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

During 2020, 2021 and 2022, there was an outbreak of COVID-19 that has impacted the economic environment and the capital markets.  As the Company is at the stage of exploration and evaluation and is looking to fund mine development leading to production, the impacts of COVID-19 are not determinable at this date.  COVID-19 however, could have a material impact on the Company's financial position, results of operation and cash flows. The Company's liquidity and its ability to continue as a going concern may also be impacted.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable

I-Minerals Inc.

Consolidated Financial Statements

April 30, 2022 and 2021

(Expressed in US dollars)

Report of Independent Registered Public Accounting Firm (PCAOB ID 1227)	41
Consolidated Financial Statements	42

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

I-Minerals Inc.

Vancouver, Canada

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of I-Minerals Inc. (the “Company”) as of April 30, 2022 and 2021, the consolidated statements of loss, capital deficit, and cash flows for each of the years then ended and related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at April 30, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Material Uncertainty Related to Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the Company has not yet achieved profitable operations as at April 30, 2022, had an accumulated deficit of $55,261,714 at April 30, 2022 and expects to incur further losses in the development of its business. These conditions, along with other matters as set forth in Note 1, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.  Our opinion is not modified in respect of this matter.

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

/s/ “BDO CANADA LLP”

Chartered Professional Accountants

Vancouver, Canada

July 21, 2022

We have served as the Company's auditor since 2004.

I-Minerals Inc. Consolidated Balance Sheets April 30, 2022 and 2021
(Expressed in US dollars) (Prepared in accordance with US GAAP)

	Notes	2022 $	2021 $
ASSETS
Current assets
Cash and cash equivalents		20,456	110,684
Receivables		19,584	5,819
Prepaids		28,804	65,967
		68,844	182,470

Equipment and right-of-use asset		18,242	45,439
Mineral property interest and deferred development costs	3	1,892,410	1,892,410
Deposits		29,208	29,208

TOTAL ASSETS		2,008,704	2,149,527

LIABILITIES
Current liabilities
Accounts payable and accrued liabilities	4,9	1,389,577	2,898,466
Lease liability – current	5	13,475	27,982
Promissory notes due to related party	6	34,776,937	32,029,474
		36,179,989	34,955,922

Lease liability – non-current	5	-	9,966

TOTAL LIABILITIES		36,179,989	34,965,888

CAPITAL DEFICIT
Capital Stock
Authorized:
Unlimited common shares with no par value
Issued and fully paid: 93,730,212 (April 30, 2021 – 93,730,212)	7	19,225,087	19,225,087
Additional paid-in capital		1,865,342	1,865,342
Deficit		(55,261,714)	(53,906,790)
TOTAL CAPITAL DEFICIT		(34,171,285)	(32,816,361)

TOTAL LIABILITIES AND CAPITAL DEFICIT		2,008,704	2,149,527

Basis of Presentation and Going Concern (Note 1)

Subsequent events (Note 12)

On behalf of the Board

“John Theobald” Director	“W. Barry Girling” Director

The accompanying notes are an integral part of these consolidated financial statements.

I-Minerals Inc. Consolidated Statements of Loss For the years ended April 30, 2022 and 2021
(Expressed in US dollars)

		2022	2021
	Notes	$	$

OPERATING EXPENSES
Amortization		2,534	7,294
Management and consulting fees	9	202,893	202,602
Mineral property expenditures		615,950	605,220
General and miscellaneous		211,002	197,704
Professional fees	9	220,355	165,313

		(1,252,734)	(1,178,133)
OTHER (EXPENSE) INCOME
Foreign exchange gain		1,901	4,111
Interest expense	6	(104,091)	(3,725,237)

LOSS FOR THE YEAR		(1,354,924)	(4,899,259)

Loss per share – basic and diluted		(0.01)	(0.05)
Weighted average number of shares outstanding		93,730,212	93,730,212

The accompanying notes are an integral part of these consolidated financial statements.

I-Minerals Inc. Consolidated Statements of Cash Flows For the years ended April 30, 2022 and 2021
(Expressed in US dollars)

	2022 $	2021 $
OPERATING ACTIVITIES
Net loss for the year	(1,354,924)	(4,899,259)
Items not involving cash:
Amortization	2,534	7,294
Change in non-cash operating working capital items:
Receivables	(13,765)	3,365
Prepaids	37,163	(47,151)
Accounts payable and accrued liabilities	138,764	3,749,427

Cash flows used in operating activities	(1,190,228)	(1,186,324)

INVESTING ACTIVITIES
Purchase of equipment	-	(879)

Cash flows used in investing activities	-	(879)

FINANCING ACTIVITIES
Proceeds from promissory notes received	1,100,000	950,000

Cash flows from financing activities	1,100,000	950,000

DECREASE IN CASH	(90,228)	(237,203)

CASH, BEGINNING OF THE YEAR	110,684	347,887

CASH, END OF THE YEAR	20,456	110,684

SUPPLEMENTAL CASH FLOW INFORMATION (Note 11)

Interest paid	-	-
Taxes paid	-	-

The accompanying notes are an integral part of these consolidated financial statements.

I-Minerals Inc. Consolidated Statements of Capital Deficit For the years ended April 30, 2022 and 2021
(Expressed in US dollars)

	Number of Shares #	Amount $	Commitment to Issue Shares $	Additional Paid-in Capital $	Accumulated Deficit $	Total Capital Deficit $

Balance at April 30, 2020	93,730,212	19,225,087	-	1,865,342	(48,685,278)	(27,594,849)
Adoption of ASU 2018-07 adjustment (Note 2)	-	-	-	-	16,541	16,541
Balance at May 1, 2020	93,730,212	19,225,087	-	1,865,342	(48,668,737)	(27,578,308)

Withholding tax (Note 6)	-	-	-	-	(338,794)	(338,794)
Loss for the year	-	-	-	-	(4,899,259)	(4,899,259)

Balance at April 30, 2021	93,730,212	19,225,087	-	1,865,342	(53,906,790)	(32,816,361)

Loss for the year	-	-	-	-	(1,354,924)	(1,354,924)

Balance at April 30, 2022	93,730,212	19,225,087	-	1,865,342	(55,261,714)	(34,171,285)

The accompanying notes are an integral part of these consolidated financial statements.

I-Minerals Inc. Notes to the Consolidated Financial Statements For the years ended April 30, 2022 and 2021
(Expressed in US dollars except where otherwise indicated)

1.	NATURE OF BUSINESS AND BASIS OF PRESENTATION AND LIQUIDITY:

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

Basis of Presentation and Going Concern

The accompanying consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) Article 10 of Regulation S-X on the basis that the Company will continue as a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for the next year.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  At April 30, 2022, the Company had not yet achieved profitable operations, had an accumulated deficit of $55,261,714 since inception and expects to incur further losses in the development of its business, all of which casts substantial doubt upon the Company’s ability to continue as a going concern and, therefore, that it may be unable to realize its assets and discharge its liabilities in the normal course of business.

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

I-Minerals Inc. Notes to the Consolidated Financial Statements For the years ended April 30, 2022 and 2021
(Expressed in US dollars except where otherwise indicated)

Cash and cash equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.  As at April 30, 2022 and 2021, the Company had no cash equivalents.

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

I-Minerals Inc. Notes to the Consolidated Financial Statements For the years ended April 30, 2022 and 2021
(Expressed in US dollars except where otherwise indicated)

Debt Issuance Costs

Debt issuance costs paid to the purchaser of the debt are considered to be a reduction of the debt proceeds and a component of debt discount.  Subsequently, the costs comprising this debt discount are amortized as financing fees over the term of the promissory notes using the effective interest method.  During the year ended April 30, 2022, the Company amortized financing fees totaling $nil (2021 – $nil).

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

The Company’s promissory notes are carried at amortized cost.

A summary of the Company’s Level 3 liabilities for the years ended April 30, 2022 and 2021 is as follows:
	2022 $	2021 $

Non-employee options (Note 7)

Beginning fair value	-	16,541
Transfer value on exercise	-	-
Fair value of options on vesting	-	-
Change in fair value	-	-
Adoption of ASU 2018-07 adjustment	-	(16,541)

Total Level 3 liabilities	-	-

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment). There were no assets or liabilities measured at fair value on a nonrecurring basis during the years ended April 30, 2022 and 2021.

I-Minerals Inc. Notes to the Consolidated Financial Statements For the years ended April 30, 2022 and 2021
(Expressed in US dollars except where otherwise indicated)

Loss Per Share

The basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. For the year ended April 30, 2022, loss per share excludes 1,250,000 (2021 – 2,750,000) potentially dilutive common shares (related to outstanding options and warrants) as their effect was anti-dilutive.

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

Adoption of New Accounting Pronouncements
49

I-Minerals Inc. Notes to the Consolidated Financial Statements For the years ended April 30, 2022 and 2021
(Expressed in US dollars except where otherwise indicated)

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

Helmer-Bovill Property – Latah County, Idaho

The Company previously had an undivided 100% interest in 11 State of Idaho mineral leases. The State of Idaho mineral leases are subject to a 5% production royalty on gross sales.

In March 2022, the Company amended the terms of the State of Idaho mineral leases through the Idaho Department of Lands (the “IDL”) and acquired these amended leases at an auction.  Of the 11 mineral leases that the Company held previously, 8 mineral leases were amended and acquired at auction and the Company elected to relinquish 3 of the mineral leases.  The amended leases now expire in March 2042 and, upon commercial production on one lease, other leases can be held through mine development or exploration work.

In May 2017, the Idaho Department of Lands accepted the Company’s operation and reclamation plan.  Together with a water rights permit from the Idaho Department of Water Resources, the Company was able to proceed with development and construction of the mine, subject to obtaining sufficient financing.  As a result, management made the decision to begin capitalizing all development expenditures directly related to the Helmer-Bovill Property.  In February 2019, the Company determined that the Feasibility Study should be considered non-current and accordingly, the Company has returned to the evaluation stage for accounting purposes.

$

Balance at April 30, 2018	1,145,906

Engineering and consulting	177,820
Metallurgy	263,056
Permitting and environmental	17,684
Interest on Promissory Notes	207,266
Other direct costs	80,678
746,504

Balance at April 30, 2019, 2020, 2021 and 2022	1,892,410

I-Minerals Inc. Notes to the Consolidated Financial Statements For the years ended April 30, 2022 and 2021
(Expressed in US dollars except where otherwise indicated)

4.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES:

	April 30, 2022 $	April 30, 2021 $

Trade payables	189,615	160,503
Amounts due to related parties (Note 9)	224,627	219,256
Withholding tax and interest on deemed dividends (Note 6)	896,756	896,756
Interest payable on promissory notes (Note 6)	78,579	1,621,951

Total accounts payable and accrued liabilities	1,389,577	2,898,466

5.	LEASE LIABILITY:

The Company entered into a property lease in October 2020 and the Company recognized a lease obligation with respect to the operating lease.  The terms and the outstanding balances as at April 30, 2022 and 2021 are as follows:

	April 30, 2022 $	April 30, 2021 $

Right-of-use asset from property lease repayable in monthly instalments of $2,332 and an interest rate of 13% per annum and an end date of October 15, 2022	13,475	37,948
Less: current portion	(13,475)	(27,982)

Non-current portion	-	9,966

I-Minerals Inc. Notes to the Consolidated Financial Statements For the years ended April 30, 2022 and 2021
(Expressed in US dollars except where otherwise indicated)

The following is a schedule of the Company’s future minimum lease payments related to the office lease obligation:

April 30, 2022 $

2022	-
2023	13,991
Total minimum lease payments	13,991
Less: imputed interest	(516)
Total present value of minimum lease payments	13,475
Less: current portion	(13,475)
Non-current portion	-

6.	PROMISSORY NOTES DUE TO RELATED PARTY:
	April 30, 2022 $	April 30, 2021 $

Third promissory notes	27,736,602	26,404,927
Fifth promissory notes	3,387,673	3,199,806
Sixth promissory notes	3,652,662	2,424,741

Total promissory notes	34,776,937	32,029,474

The Company has Third Promissory Notes, Fifth Promissory Notes and Sixth Promissory Notes due to a company controlled by a director of the Company (the “Lender”).  The Third Promissory Notes were due on March 31, 2019.  On March 27, 2019, an amending agreement was entered into extending the maturity date of the Promissory Notes from March 31, 2019 to June 30, 2019 for no consideration.  On June 28, 2019, the Company entered into an amending agreement with the Lender further extending this maturity date to October 31, 2019 for no consideration.  The Fifth Promissory Notes were due on December 31, 2019.  On October 25, 2019, the Company entered into an amending agreement with the Lender extending the maturity date for both notes, for no consideration, to the earlier of (i) June 30, 2020 and (ii) 60 days after a pre-feasibility study has been filed on SEDAR.  The Sixth Promissory Notes have the same maturity date. On June 4, 2020, all three promissory notes were extended to December 15, 2020 for no consideration.  On December 3, 2020, the maturity date was extended to March 15, 2021 for no consideration.  On March 9, 2021 the maturity date was extended to April 15, 2021 for no consideration. On April 15, 2021 the maturity date was extended to May 15, 2021 for no consideration. On May 10, 2021 the maturity date was extended to June 15, 2021 for no consideration. On June 15, 2021 the maturity date was extended to July 15, 2021 for no consideration. On July 15, 2021 the maturity date was extended to August 15, 2021 for no consideration.  In addition, the interest rate was decreased to 0.13% per annum effective May 1, 2021 from 12% to 14%.  On August 13, 2021 the maturity date was extended to September 15, 2021 for no consideration.  On September 13, 2021 the maturity date was extended to October 15, 2021 for no consideration. On October 13, 2021, the maturity date was extended to November 15, 2021 for no consideration. On November 15, 2021, the maturity date was extended to December 15, 2021 for no consideration. On December 15, 2021, the maturity date was extended to January 15, 2022 for no consideration. On January 13, 2022, the maturity date was extended to February 15, 2022 for no consideration.  On February 15, 2022, the maturity date was extended to April 15, 2022 for no consideration.  On April 14, 2022, the maturity date was extended to June 15, 2022 for no consideration.  On June 14, 2022, the maturity date was extended to September 15, 2022 for no consideration.

In accordance with the guidance of ASC 470-50 and ASC 470-60, the Company determined that the March 27, 2019, June 28, 2019, October 25, 2019, June 4, 2020, December 3, 2020, March 9, 2021, April 15, 2021, May 10, 2021, June 15, 2021, July 15, 2021, August 13, 2021, September 13, 2021, October 13, 2021, November 15, 2021, December 15, 2021, January 13, 2022, February 15, 2022 and April 14, 2022 extension agreements qualified as troubled debt restructurings.  However, as the Company did not transfer assets or grant an equity interest to the Lender and since the carrying amount of the promissory notes at the time of the restructurings did not exceed the total future cash payments specified by the new terms, this change was accounted for prospectively using the effective interest rate that equates the carrying amount to the expected future cash flows.

I-Minerals Inc. Notes to the Consolidated Financial Statements For the years ended April 30, 2022 and 2021
(Expressed in US dollars except where otherwise indicated)

Certain conditions may result in early repayment including immediate repayment in the event a person currently not related to the Company acquires more than 40% of the outstanding common shares of the Company.

The Company determined that accrued interest on the promissory notes are subject to withholding taxes as the Lender controls over 25% of the common shares of the Company and the Company’s debt to equity ratio exceeded certain statutory limits that caused interest expense deductibility to be partially restricted.  The withholding taxes are payable based on the amount of restricted interest, when such interest is paid or at the end of a fiscal year and are accounted for as a deemed dividend in accordance with ASC 740-10-15-4.  As at April 30, 2022, the Company had recorded $896,756 of withholding tax and interest on the deemed dividends (2021 - $896,756)

Third Promissory Notes

The Third Promissory Notes bear interest at the rate of 0.13% per annum and during the year ended April 30, 2022, the Company recorded interest of $32,880 (2021 - $3,048,758).  Interest is payable semi-annually as calculated on May 31st and November 30th of each year.  Interest is to be paid either in cash, in common shares or deemed an advance of principal at the option of the Lender.  A 5% late payment penalty may apply if payment is not paid within ten days after the due date.  During the year ended April 30, 2022, the Lender elected to have interest payable from December 1, 2020 to November 30, 2021 of $1,331,675 deemed as advances.

Fifth Promissory Notes

On September 11, 2018, the Company entered into a Loan Agreement with the Lender pursuant to which up to $2,500,000 will be advanced to the Company in tranches (the “Fifth Promissory Notes”).  As at April 30, 2022, the Company had received $2,500,000 (2021 - $2,500,000) in advances pursuant to the Fifth Promissory Notes. The Fifth Promissory Notes bear interest at the rate of 0.13% per annum and during the year ended April 30, 2022, the Company recorded interest of $4,017 (2021 - $428,415). Interest is payable semi-annually as calculated on May 31st and November 30th of each year.  Interest is to be paid either in cash, in common shares or deemed an advance of principal at the option of the Lender.  A 5% late payment penalty may apply if payment is not paid within ten days after the due date.  During the year ended April 30, 2022, the Lender elected to have interest payable from December 1, 2020 to November 30, 2021 of $187,867 deemed as advances.

Sixth Promissory Notes

On October 25, 2019, the Company entered into a Loan Agreement with the Lender pursuant to which up to $700,000 will be advanced to the Company in tranches (the “Sixth Promissory Notes”).  On January 20, 2020 and July 8, 2020, the Company entered into amending agreements whereby the Lender agreed to advance an additional $600,000 and $1,200,000, respectively, under the same terms as the Sixth Promissory Notes.  As at April 30, 2022, the Company had received $3,350,000 in advances pursuant to the Sixth Promissory Notes (2021 - $2,250,000). On November 15, 2021, the Company entered into an amending agreement whereby the Lender agreed to advance an additional $500,000, under the same terms as the Sixth Promissory Notes.  On March 21, 2022, the Company entered into an amending agreement whereby the Lender agreed to advance an additional $250,000, under the same terms as the Sixth Promissory Notes.  On June 14, 2022, the Company entered into an amending agreement whereby the Lender agreed to advance an additional $450,000, under the same terms as the Sixth Promissory Notes.

The Sixth Promissory Notes bear interest at the rate of 0.13% per annum and during the year ended April 30, 2022, the Company recorded interest of $3,725 (2021 - $248,064). Interest is payable semi-annually as calculated on May 31st and November 30th of each year.  Interest is to be paid either in cash, in common shares or deemed an advance of principal at the option of the Lender.  A 5% late payment penalty may apply if payment is not paid within ten days after the due date. During the year ended April 30, 2022, the Lender elected to have interest payable from December 1, 2020 to November 30, 2021 of $127,921 deemed as advances.

I-Minerals Inc. Notes to the Consolidated Financial Statements For the years ended April 30, 2022 and 2021
(Expressed in US dollars except where otherwise indicated)

During the year ended April 30, 2022, the Company recorded accrued interest of $60,000 with respect to the accrued withholding tax payable (Note 6).

The Third Promissory Notes, the Fifth Promissory Notes and the Sixth Promissory Notes are collateralized by the Company’s Helmer-Bovill Property.

The following table outlines the estimated cash payments required, by calendar year, in order to repay the principal balance of the Third Promissory Notes, the Fifth Promissory Notes and the Sixth Promissory Notes:

2022 $	2023 $	2024 $	2025 $	2026 $	Total $
34,776,937	-	-	-	-	34,776,937

7.	SHARE CAPITAL:

Common shares

a)	Authorized:

Unlimited number of common shares, without par value.

The holders of common shares are entitled to receive dividends which are declared from time to time, and are entitled to one vote per share at meetings of the Company. All shares are ranked equally with regards to the Company’s residual assets.

b)	Stock transactions:

During the years ended April 30, 2022 and 2021, the Company did not complete any stock transactions.

c)	Stock options:

The Company has granted stock options under the terms of its Stock Option Plan (the “Plan”).  The Plan provides that the directors of the Company may grant options to purchase common shares to directors, officers, employees and service providers of the Company on terms that the directors of the Company may determine are within the limitations set forth in the Plan.  The maximum number of shares available under the Plan is limited to 10% of the issued common shares.  The maximum term of stock options is ten years.  All stock options vest on the date of grant, unless otherwise stated.  As at April 30, 2022, the Company had 8,123,021 stock options available for grant pursuant to the Plan (2021 – 6,623,021).

I-Minerals Inc. Notes to the Consolidated Financial Statements For the years ended April 30, 2022 and 2021
(Expressed in US dollars except where otherwise indicated)

The Company’s stock options outstanding as at April 30, 2022 and 2021 and the changes for the years then ended are as follows:
	Number Outstanding	Weighted Average Exercise Price (in CAD$)

Balance outstanding at April 30, 2020	2,950,000	0.26
Expired	(200,000)	0.25

Balance outstanding at April 30, 2021	2,750,000	0.26
Expired	(1,500,000)	0.26

Balance outstanding at April 30, 2022	1,250,000	0.25

Balance exercisable at April 30, 2022	-	-

Summary of stock options outstanding at April 30, 2022:
Security	Number Outstanding		Number Exercisable		Exercise Price (CAD$)	Expiry Date	Remaining Contractual Life (years)

Stock options	1,250,000	(1)	-	(1)	0.25	August 9, 2023	1.28

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

The non-employee stock options are accounted for at their respective fair values and are summarized as follows for the years ended April 30, 2022 and 2021:
	2022 $	2021 $

Fair value of non-employee options, beginning of the period	-	16,541
Transfer value on exercise of options	-	-
Fair value of options on vesting	-	-
Change in fair value of non-employee stock options during the period	-	-
Adoption of ASU 2018-07 adjustment	-	(16,541)

Fair value of non-employee options, end of the period	-	-

I-Minerals Inc. Notes to the Consolidated Financial Statements For the years ended April 30, 2022 and 2021
(Expressed in US dollars except where otherwise indicated)

As at April 30, 2022, the unamortized compensation cost of options is $93,382 and the intrinsic value of options expected to vest is $nil.

8.	INCOME TAXES:

A reconciliation of the income tax provision computed at statutory rates to the reported income tax provision for the years ended April 30, 2022 and 2021 is as follows:
	2022 $	2021 $

Statutory tax rate	27%	27%

Loss before income taxes	(1,354,925)	(4,899,259)

Expected income tax recovery	(366,000)	(1,323,000)
Increase (decrease) in income tax recovery resulting from:
Derivative liability		-
Other permanent differences	23,000	599,000
Foreign income taxed at foreign rates	49,000	46,000
Impact of under provision in previous year	4,000	(18,000)
Change in valuation allowance	290,000	696,000

Income tax recovery (expense)	-	-

As a result of tax legislation enacted in the U.S. at the end of 2017, the federal U.S. corporate tax rate applicable to years subsequent to 2017 was substantially reduced.  The Company recorded deferred income tax expense in respect of its U.S. operations during the year ended April 30, 2022 using the federal rate of 21% (2021 – 21%).

The Company also revalued its deferred tax assets in respect of its Canadian operations to reflect the increase in the Canadian corporate income tax rate to 27% (2021 – 27%) for years subsequent to 2017.  There was no impact on tax expense as a full valuation allowance is provided for the deferred tax assets.

The significant components of the Company’s deferred income tax assets and liabilities after applying enacted corporate tax rates as at April 30, 2022 and 2021 are as follows:
	2022 $	2021 $

Deferred income tax assets / (liabilities)
Operating losses carried forward	10,173,000	10,010,000
Resource property	685,000	555,000
Share issuance costs	7,000	19,000
Other	21,000	12,000
Valuation allowance	(10,886,000)	(10,596,000)

Net deferred income tax assets	-	-

At April 30, 2022, the Company has accumulated non-capital losses $19,323,000 (2021 - $18,804,000) in Canada and net operating losses of $23,599,000 (2021 - $23,491,000) in the USA, which are available to carryforward and offset future years’ taxable income.  Losses arising before January 1, 2018 will expire in various amounts from 2022 to 2038 and will offset 100% of taxable income. As a result of tax legislation enacted in the U.S. at the end of 2017, net operating losses in the US arising in tax year beginning after December 31, 2017 can be carried forward indefinitely instead of 20 years and carrybacks are no longer permitted. However, the net operating loss carryforward is limited and can only offset 80% of taxable income.

I-Minerals Inc. Notes to the Consolidated Financial Statements For the years ended April 30, 2022 and 2021
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

At April 30, 2022, the Company does not have an accrual relating to uncertain tax positions. It is not anticipated that unrecognized tax benefits would significantly increase or decrease within 12 months of the reporting date.

The Company has recorded management’s estimate of a withholding tax liability in the amount of $896,756 (Note 6).  The amount determined to be payable upon review by the taxation authorities may vary materially from this current estimate.

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

During the year ended April 30, 2022, management and consulting fees of $96,000 (2021 - $96,000) were charged by RJG Capital Corporation, a wholly-owned company of W. Barry Girling, Director.  Wayne Moorhouse, Director, charged $17,566 (2021 - $17,807) in management and consulting fees.  Gary Childress, Director, charged $14,326 (2021 - $13,796) in management and consulting fees.  $22,151 (2021 - $21,279) was charged by Malaspina Consultants Inc. for the services of Matt Anderson, CFO, and are included in professional fees.

Included in accounts payable and accrued liabilities are amounts owed to directors or officers or companies controlled by them.  As at April 30, 2022, the amount was $224,627 (2021 – $219,256).  All amounts are non-interest bearing, unsecured, and due on demand.

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

Investing and financing activities that affect recognized assets or liabilities but that do not result in cash receipts or cash payments are excluded from the consolidated statements of cash flows.  During the year ended April 30, 2022, the following transactions were excluded from the consolidated statement of cash flows:

I-Minerals Inc. Notes to the Consolidated Financial Statements For the years ended April 30, 2022 and 2021
(Expressed in US dollars except where otherwise indicated)

a)	The transfer of $1,647,463 of interest payable on the Third, Fifth and Sixth Promissory Notes from accounts payable and accrued liabilities to promissory notes; and,

b)

Deferred mineral property expenditures of $40,062 included in accounts payable and accrued liabilities at April 30, 2022, less $40,062 included in accounts payable at April 30, 2021 (net inclusion of $nil).

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

12.	SUBSEQUENT EVENTS:

Subsequent to April 30, 2022:

i)	On May 6, 2022, the Company received $125,000 pursuant to the Sixth Promissory Notes and on June 17, 2022 the Company received $150,000, and,

ii)

On June 14, 2022, the maturity date of the promissory notes was extended to September 15, 2022 for no consideration.  In addition, the Lender agreed to advance an additional $450,000, under the same terms as the Sixth Promissory Notes.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures.

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of April 30, 2022 (the “Evaluation Date”). Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of April 30, 2022.

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

Changes in Internal Control Over Financial Reporting

As of the Evaluation Date, there were no changes in our internal control over financial reporting that occurred during the fourth quarter ended April 30, 2022 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information

None.

 PART II

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth the name and positions of our executive officers and directors as of the date hereof.

Name	Age	Positions
John Theobald	65	Chief Executive Officer, President, and Director
Matthew Anderson	39	Chief Financial Officer
Allen L. Ball	77	Director
W. Barry Girling	62	Director
Gary Childress	74	Director
Wayne Moorhouse	58	Director

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

W. Barry Girling has been a director since March 2002 and in March 2018 was appointed Senior Vice-President. Mr. Girling has been active in various aspects of mineral exploration since 1977. He couples his geological understanding with a B.Com. (Finance) degree to provide consulting services to a number of TSX Venture Exchange companies. He has strong capital markets experience gained as a founder and director of Foundation Resources Inc. and Search Minerals Inc and was a director of Roxgold Inc. from August 2006 through September 2012 completed the re-organization of Roxgold Inc. and the acquisition of its Burkina Faso gold properties. Aside from I-Minerals Inc., Mr. Girling was from November 2012 President and CEO of Birch Hill Gold Corporation until it amalgamated with Canoe Mining Ventures in June of 2014, Kiska Metals Inc. until March 2017 and continues to serve as a director of Zinc One Resources Inc., Silver One Resources Inc. SantaCruz Silver Mining Inc. and Silverton Metals Corp.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than ten percent of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Based on our review of the copies of such forms received by it, we believe that during the fiscal year ended April 30, 2022 all such filing requirements were complied with.

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

SUMMARY COMPENSATION TABLE
Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(3)	Non-Equity Incentive Plan Compen-sation ($)	Nonqualified Deferred Compen-sation Earnings ($)	All Other Compen-sation ($)	Total ($)
John Theobald(1) President, CEO & Director	2022	150,000	-	-	-	-	-	-	150,000
	2021	150,000	-	-	-	-	-	-	150,000
Matthew Anderson(2) CFO	2022	22,151	-	-	-	-	-	-	22,151
	2021	21,279	-	-	-	-	-	-	21,279

Notes:

(1)	Mr. John Theobald became the President and CEO of the Company in March 2018. Mr. Theobald has an employment agreement dated March 1, 2018, pursuant to which he is paid a salary of $12,500 per month.
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

Outstanding Equity Awards At Fiscal Year End

The following table provides information concerning unexercised options for each of our named executive officers, as that term is defined in Item 402(m)(2) of Regulation S-K as of our fiscal year end of April 30, 2022.

Name and Principal Position	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price (CAD$)	Option Expiration Date
JOHN THEOBALD Chief Executive Officer, President and Director	1,250,000	1,250,000	-	0.25	08/09/2023

Director Compensation

The following table sets forth the compensation paid to our directors during our April 30, 2022 fiscal year, other than directors who were also named executive officers as that term is defined in Item 402(m)(2). Compensation paid to directors who were also named executive officers during our April 30, 2022 fiscal year is set out in the tables above.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)(4)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Allen L. Ball	-	-	-	-	-	-	-
W. Barry Girling(1)	-	-	-	-	-	96,000	96,000
Gary Childress(2)	14,326	-	-	-	-	-	14,326
Wayne Moorhouse(3)	17,566	-	-	-	-	-	17,566

Notes:

(1)	Management and consulting fees of $96,000 were charged by RJG Capital Corporation, a wholly-owned company of Mr. Girling.
(2)	Mr. Childress is compensated at a rate of CAD$4,500 per quarter for being a member of the Audit Committee.
(3)	Mr. Moorhouse is compensated at a rate of CAD$5,500 per quarter for acting as Chair of the Audit Committee.
(4)	The determination of non-cash value of option awards is based upon the grant date fair value determined using the Black-Scholes Option pricing model.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information concerning the number of common shares owned beneficially as of July 21, 2022 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors, (iii) each of our named executive officers; and (iv) officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

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
63

Notes:

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of our shares actually outstanding on July 21, 2022.  As of July 21, 2022, there were 93,730,212 common shares issued and outstanding.

(2)	The number of shares listed as beneficially owned by Mr. Theobald consists of an option to purchase 1,250,000 common shares at a price of CAD$0.25 per share until August 9, 2023.
(3)	The number of shares listed as beneficially owned by Mr. Anderson consists of 150,000 common shares held directly by Mr. Anderson.
(4)

The number of shares listed as beneficially owned by Mr. Ball consists of: (i) 250,500 common shares held directly by Mr. Ball, (ii) 1,382,500 common shares through family trusts and (iii) 35,852,890 common shares held by BV Naturally Resources LLC.

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

Compensation Arrangements

See “Executive Compensation – Summary Compensation Table” and “Executive Compensation – Director Compensation”.

Indebtedness

As at April 30, 2022, we recorded accounts payable and accrued liabilities of $224,627 (2021 - $219,256) in connection with amounts owed to our directors, an officer and a former director.  At April 30, 2022, we owed Wayne Moorhouse, Director, $3,127, John Theobald, CEO and Director, $25,000, RJG Capital Corporation, a company controlled by Barry Girling, $21,500 and Ball Ventures, LLC, a company controlled by Allen L. Ball, $175,000.  At April 30, 2021, we owed Wayne Moorhouse, Director, $3,256, John Theobald, CEO and Director, $25,000, RJG Capital Corporation, a company controlled by Barry Girling, $16,000 and Ball Ventures, LLC, a company controlled by Allen L. Ball, $175,000.  All amounts are non-interest bearing, unsecured, and due on demand.

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

On October 25, 2017, the Company entered into an amending agreement with the Lender to extend the maturity date of the outstanding Promissory Notes from December 2, 2017 to March 31, 2019.  In consideration for the extension, the Company agreed to pay a 1% extension fee in the amount of $168,152 with the fee deemed as advances (not subject to bonus shares or bonus warrants).  On March 27, 2019, an amending agreement was entered into extending the maturity date of the Promissory Notes from March 31, 2019 to June 30, 2019 for no consideration.  On June 28, 2019, the Third Promissory Notes maturity date was extended to October 31, 2019. On October 25, 2019, the Company entered into an amending agreement with the Lender extending the maturity date of the Third Promissory Notes, for no consideration to the earlier of (i) June 30, 2020 and (ii) 60 days after a pre-feasibility study has been filed on SEDAR.  On June 4, 2020, the promissory notes were extended to December 15, 2020 for no consideration. On December 3, 2020, the maturity date was extended to March 15, 2021 for no consideration.  On March 9, 2021 the maturity date was extended to April 15, 2021 for no consideration. On April 15, 2021 the maturity date was extended to May 15, 2021 for no consideration. On May 10, 2021 the maturity date was extended to June 15, 2021 for no consideration. On June 15, 2021 the maturity date was extended to July 15, 2021 for no consideration. On July 15, 2021 the maturity date was extended to August 15, 2021 for no consideration. In addition, the interest rate was decreased to 0.13% per annum effective May 1, 2021 from 12% to 14%.  On August 13, 2021 the maturity date was extended to September 15, 2021 for no consideration.  On September 13, 2021 the maturity date was extended to October 15, 2021 for no consideration. On October 13, 2021, the maturity date was extended to November 15, 2021 for no consideration. On November 15, 2021, the maturity date was extended to December 15, 2021 for no consideration. On December 15, 2021, the maturity date was extended to January 15, 2022 for no consideration. On January 13, 2022, the maturity date was extended to February 15, 2022 for no consideration.  On February 15, 2022, the maturity date was extended to April 15, 2022 for no consideration.  On April 14, 2022, the maturity date was extended to June 15, 2022 for no consideration.  On June 14, 2022, the maturity date was extended to September 15, 2022 for no consideration.

Certain conditions may result in early repayment including immediate repayment in the event a person currently not related to the Company acquires more than 40% of the outstanding common shares of the Company.

The Third Promissory Notes bear interest at the rate of 0.13% per annum and during the year ended April 30, 2022, the Company recorded interest of $32,880 (2021 - $3,048,758). Interest is payable semi-annually as calculated on May 31st and November 30th of each year.  Interest is to be paid either in cash, in common shares or deemed an advance of principal at the option of the Lender.  A 5% late payment penalty may apply if payment is not paid within ten days after the due date.  During the year ended April 30, 2022, the Lender elected to have interest payable from December 1, 2020 to November 30, 2021 of $1,331,675 deemed as advances.

Fifth Promissory Notes

On September 11, 2018, the Company entered into a Loan Agreement the Lender pursuant to which up to $2,500,000 will be advanced to the Company in tranches (the “Fifth Promissory Notes”).  As at April 30, 2020, the Company had received $2,500,000 in advances pursuant to the Fifth Promissory Notes.  The Fifth Promissory Notes were due on December 31, 2019.  On October 25, 2019, the Company entered into an amending agreement with the Lender extending the maturity date for both notes, for no consideration, to the earlier of (i) June 30, 2020 and (ii) 60 days after a pre-feasibility study has been filed on SEDAR.  On June 4, 2020, the promissory notes were extended to December 15, 2020 for no consideration. On December 3, 2020, the maturity date was extended to March 15, 2021 for no consideration.  On March 9, 2021 the maturity date was extended to April 15, 2021 for no consideration. On April 15, 2021 the maturity date was extended to May 15, 2021 for no consideration. On May 10, 2021 the maturity date was extended to June 15, 2021 for no consideration. On June 15, 2021 the maturity date was extended to July 15, 2021 for no consideration.  On July 15, 2021 the maturity date was extended to August 15, 2021 for no consideration. In addition, the interest rate was decreased to 0.13% per annum effective May 1, 2021 from 12% to 14%.  On August 13, 2021 the maturity date was extended to September 15, 2021 for no consideration.  On September 13, 2021 the maturity date was extended to October 15, 2021 for no consideration. On October 13, 2021, the maturity date was extended to November 15, 2021 for no consideration. On November 15, 2021, the maturity date was extended to December 15, 2021 for no consideration. On December 15, 2021, the maturity date was extended to January 15, 2022 for no consideration. On January 13, 2022, the maturity date was extended to February 15, 2022 for no consideration.  On February 15, 2022, the maturity date was extended to April 15, 2022 for no consideration.  On April 14, 2022, the maturity date was extended to June 15, 2022 for no consideration. On June 14, 2022, the maturity date was extended to September 15, 2022 for no consideration.

The Fifth Promissory Notes bear interest at the rate of 0.13% per annum payable semi-annually as calculated on May 31st and November 30th of each year.  Interest is to be paid either in cash, in common shares or deemed an advance of principal at the option of the Lender.  During the year ended April 30, 2022 the Company recorded interest of $4,017 (2021 - $428,415).  The lender elected to have interest payable of $187,867 from December 1, 2020 to November 30, 2021 deemed as advances.

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

The aggregate finance fees (bonus shares) are recorded against the promissory notes balance and are being amortized to the Statement of Loss over the life of the promissory notes using the effective interest method.  The accretion expense in respect of the debt discount recorded on the issuance of bonus shares totalled $nil for the year ended April 30, 2021 (2021 - $nil).  The unamortized debt discount as at April 30, 2022 is $nil (2021 – $nil).

Sixth Promissory Notes

On October 25, 2019, the Company entered into a Loan Agreement with the Lender pursuant to which up to $700,000 will be advanced to the Company in tranches (the “Sixth Promissory Notes”).  On January 20, 2020 and July 8, 2020, the Company entered into an amending agreements whereby the Lender agreed to advance an additional $600,000 and $1,200,000, respectively, under the same terms as the Sixth Promissory Notes.  As at April 30, 2022, the Company had received $3,350,000 in advances pursuant to the Sixth Promissory Notes. Subsequent to April 30, 2022, the Company received $125,000 pursuant to the Sixth Promissory Notes.

The Sixth Promissory Notes were due on the earlier of (i) June 30, 2020 and (ii) 60 days after a pre-feasibility study has been filed on SEDAR.  On June 4, 2020, the promissory notes were extended to December 15, 2020 for no consideration. On December 3, 2020, the maturity date was extended to March 15, 2021 for no consideration.  On March 9, 2021 the maturity date was extended to April 15, 2021 for no consideration. On April 15, 2021 the maturity date was extended to May 15, 2021 for no consideration. On May 10, 2021 the maturity date was extended to June 15, 2021 for no consideration. On June 15, 2021 the maturity date was extended to July 15, 2021 for no consideration.  On July 15, 2021 the maturity date was extended to August 15, 2021 for no consideration. In addition, the interest rate was decreased to 0.13% per annum effective May 1, 2021 from 12% to 14%.  On August 13, 2021 the maturity date was extended to September 15, 2021 for no consideration.  On September 13, 2021 the maturity date was extended to October 15, 2021 for no consideration. On October 13, 2021, the maturity date was extended to November 15, 2021 for no consideration. On November 15, 2021, the maturity date was extended to December 15, 2021 for no consideration. On December 15, 2021, the maturity date was extended to January 15, 2022 for no consideration. On January 13, 2022, the maturity date was extended to February 15, 2022 for no consideration.  On February 15, 2022, the maturity date was extended to April 15, 2022 for no consideration.  On April 14, 2022, the maturity date was extended to June 15, 2022 for no consideration.  On June 14, 2022, the maturity date was extended to September 15, 2022 for no consideration and the Lender agreed to advance an additional $450,000, under the same terms as the Sixth Promissory Notes.

The Sixth Promissory Notes bear interest at the rate of 0.13% per annum and during the year ended April 30, 2022, the Company recorded interest of $3,725 (2021 - $248,064). Interest is payable semi-annually as calculated on May 31st and November 30th of each year.  Interest is to be paid either in cash, in common shares or deemed an advance of principal at the option of the Lender.  A 5% late payment penalty may apply if payment is not paid within ten days after the due date. During the year ended April 30, 2022, the Lender elected to have interest payable from December 1, 2020 to November 30, 2021 of $127,921 deemed as advances.

The Third Promissory Notes, the Fifth Promissory Notes and the Sixth Promissory Notes are collateralized by the Company’s Helmer-Bovill Property.  The promissory notes mature on September 15, 2022.  As at April 30, 2022, the aggregate principal outstanding on all promissory notes was $34,776,937 as well as accrued interest payable of $78,579.

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

The following table sets forth the aggregate fees paid or accrued for professional services rendered by BDO for the audit of our annual financial statements for the years ended April 30, 2022 and 2021, and the aggregate fees billed for audit-related services and all other services rendered by BDO for those years.

	2022 $	2021 $

Audit fees	100,076	89,579
Tax fees	44,579	10,010
Other fees	1,394	-

Total	146,049	99,589

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

Reports of Independent Registered Public Accounting Firm
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Stockholders’ Equity
Consolidated Statements of Cash Flows
Notes to the Consolidated Financial Statements

(b)	Exhibits

3.1	Certificate of Continuation.(2)
3.2	Articles of Continuance.(2)
3.3	Certificate of Amendment.(2)
3.4	Articles of Amendment.(2)
3.5	By-Laws.(2)
10.1	Assignment Agreement with Contingent Right of Reverter dated August 10, 2002, between the Company, Idaho Industrial Minerals, LLC and Northwest Kaolin Inc.(2)
10.2	Amendment and Ratifications of Assignment Agreement with Contingent Right of Reverter dated August 10, 2005, between the Company, Idaho Industrial Minerals, LLC and Northwest Kaolin Inc.(2)
10.3	Second Amendment and Ratifications of Assignment Agreement with Contingent Right of Reverter dated August 10, 2005, between the Company, Idaho Industrial Minerals, LLC and Northwest Kaolin Inc.(2)
10.4	Third Amendment and Ratifications of Assignment Agreement with Contingent Right of Reverter dated August 10, 2008, between the Company, Idaho Industrial Minerals, LLC and Northwest Kaolin Inc.(2)
10.5	Fourth Amendment and Ratifications of Assignment Agreement with Contingent Right of Reverter dated January 1, 2010, between the Company, Idaho Industrial Minerals, LLC and Northwest Kaolin Inc.(2)
10.6	Employment Agreement dated April 1, 2013 between the Company and Thomas M. Conway.(2)
10.7	Loan Agreement dated September 13, 2013 between the Company and BV Lending LLC.(2)
10.8	Stock Option Plan.(1)
10.9	Sales Agreement dated April 28, 2014 between I-Minerals USA, Inc. and Pre-Mix, Inc.(2)
10.10	Loan Agreement dated February 18, 2015 between the Company and BV Lending LLC.(3)
10.11	Amendment Agreement dated December 1, 2015 between the Company and BV Lending LLC.(4)
10.12	Loan Agreement dated June 1, 2016 between the Company and BV Lending LLC. (5)
10.13	Amending Agreement dated October 25, 2017 between the Company and BV Lending LLC. (6)
10.14	Amending Agreement dated January 18, 2018 between the Company and BV Lending LLC. (7)
10.15	Amending Agreement dated March 30, 2018 between the Company and BV Lending LLC. (8)
10.16	Employment Agreement dated March 1, 2018 between the Company and John Theobald. (9)
10.17	Settlement Agreement dated August 3, 2018 between the Company and Thomas Conway. (9)
10.18	Loan Agreement dated September 11, 2018 between the Company and BV Lending LLC. (9)
10.19	Amending Agreement dated March 27, 2019 between the Company and BV Lending LLC
10.20	Amending Agreement dated June 28, 2019 between the Company and BV Lending LLC
10.21	Loan Agreement dated October 25, 2019 between the Company and BV Lending LLC. (11)
10.22	Amending Agreement dated October 25, 2019 between the Company and BV Lending LLC. (12)
10.23	Amending Agreement dated November 25, 2019 between the Company and BV Lending LLC. (12)
10.24	Amending Agreement dated January 20, 2020 between the Company and BV Lending LLC. (13)
10.25	Amending Agreements dated June 4, 2020 between the Company and BV Lending LLC. (14)
10.26	Amending Agreement dated July 8, 2020 between the Company and BV Lending LLC. (14)
10.27	Amending Agreements dated December 3, 2020 between the Company and BV Lending LLC. (15)
10.28	Amending Agreements dated March 9, 2021 between the Company and BV Lending LLC. (16)
10.29	Amending Agreements dated July 15, 2021 between the Company and BV Lending LLC. (17)
10.30	Amending Agreements dated November 15, 2021 between the Company and BV Lending LLC. (18)
10.31	Amending Agreements dated March 21, 2022 between the Company and BV Lending LLC. (19)
10.32	Amending Agreements dated June 14, 2022 between the Company and BV Lending LLC.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (Rule 13a-14 and 15d-14 of the Exchange Act)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (Rule 13a-14 and 15d-14 of the Exchange Act)
32.1	Certification of Chief Executive Officer pursuant to pursuant to Section 1350 of Title 18 of the United States Code
32.2	Certification of Chief Financial Officer pursuant to pursuant to Section 1350 of Title 18 of the United States Code
69

Notes:

(1)	Filed as an exhibit to our Registration Statement on Form 10 filed with the SEC on November 17, 2014.
(2)	Filed as an exhibit to our Registration Statement on Form 10/A filed with the SEC on December 24, 2014.
(3)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on March 11, 2015.
(4)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on December 7, 2015.
(5)	Filed as an exhibit to our Form 10-Q filed with the SEC on September 14, 2016.
(6)	Filed as an exhibit to our Form 10-Q filed with the SEC on December 15, 2017.
(7)	Filed as an exhibit to our Form 10-Q filed with the SEC on March 14, 2018.
(8)	Filed as an exhibit to our Form 10-K filed with the SEC on August 3, 2018.
(9)	Filed as an exhibit to our Form 10-Q filed with the SEC on September 14, 2018.
(10)	Filed as an exhibit to our Form 10-K filed with the SEC on July 29, 2019.
(11)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on November 8, 2019.
(12)	Filed as an exhibit to our Form 10-Q filed with the SEC on December 16, 2019.
(13)	Filed as an exhibit to our Form 10-Q filed with the SEC on March 13, 2020.
(14)	Filed as an exhibit to our Form 10-K filed with the SEC on July 28, 2020.
(15)	Filed as an exhibit to our Form 10-Q filed with the SEC on December 11, 2020.
(16)	Filed as an exhibit to our Form 10-Q filed with the SEC on March 15, 2021.
(17)	Filed as an exhibit to our Form 10-K filed with the SEC on August 11, 2021.
(18)	Filed as an exhibit to our Form 10-Q filed with the SEC on December 15, 2021.
(19)	Filed as an exhibit to our Form 10-Q filed with the SEC on March 24, 2022.
70

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

I-MINERALS INC.

Date:	July 21, 2022	By:	/s/ John Theobald
JOHN THEOBALD
Chief Executive Officer and President
(Principal Executive Officer)

Date:	July 21, 2022	By:	/s/ Matthew Anderson
MATTHEW ANDERSON
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	July 21, 2022	By:	/s/ John Theobald
JOHN THEOBALD
Chief Executive Officer, President and Director

Date:	July 21, 2022	By:	/s/ Allen L. Ball
ALLEN L. BALL
Director

Date:	July 21, 2022	By:	/s/ W. Barry Girling
W. BARRY GIRLING
Director

Date:	July 21, 2022	By:	/s/ Gary Childress
GARY CHILDRESS
Director

Date:	July 21, 2022	By:	/s/ Wayne Moorhouse
WAYNE MOORHOUSE
Director