Form 10-Q
period 2022-07-31
I-Minerals Inc
filed 2022-09-19
CIK 1405663

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: July 31, 2022

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number:  000-55321

I-MINERALS INC.

(Exact name of registrant as specified in its charter)

Canada	20-4644299
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 1100, 1199 West Hastings Street, Vancouver, BC, Canada V6E 3T5

(Address of principal executive offices)(Zip Code)

(877) 303-6573

Registrant’s telephone number, including area code

880 – 580 Hornby Street, Vancouver, BC, V6C 3B6

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

As of September 19, 2022, the registrant had 93,730,212 outstanding shares of common stock.

I-Minerals Inc.

2

PART I – FINANCIAL INFORMATION

I-Minerals Inc.

Condensed Interim Consolidated Financial Statements

For the three months ended July 31, 2022 and 2021

(Unaudited - Expressed in US dollars)

I-Minerals Inc.
Condensed Interim Consolidated Balance Sheets
July 31, 2022 and April 30, 2022
(Unaudited - Expressed in US dollars)
(Prepared in accordance with US GAAP)

	Notes	July 31, 2022 $	April 30, 2022 $
ASSETS
Current assets
Cash and cash equivalents		164,675	20,456
Receivables		23,756	19,584
Prepaids		22,574	28,804
		211,005	68,844

Equipment and right-of-use asset		11,633	18,242
Mineral property interest and deferred development costs	3	1,892,410	1,892,410
Deposits		29,208	29,208

TOTAL ASSETS		2,144,256	2,008,704

LIABILITIES
Current liabilities
Accounts payable and accrued liabilities	4,8	1,560,518	1,389,577
Lease liability – current	5	6,847	13,475
Promissory notes due to related party	6	35,224,376	34,776,937

TOTAL LIABILITIES		36,791,741	36,179,989

CAPITAL DEFICIT
Capital Stock
Authorized:
Unlimited common shares with no par value
Issued and fully paid: 93,730,212 (April 30, 2022 – 93,730,212)	7	19,225,087	19,225,087
Additional paid-in capital		1,865,342	1,865,342
Deficit		(55,737,914)	(55,261,714)
TOTAL CAPITAL DEFICIT		(34,647,485)	(34,171,285)

TOTAL LIABILITIES AND CAPITAL DEFICIT		2,144,256	2,008,704

Basis of Presentation and Going Concern (Note 1)

Subsequent events (Note 11)

On behalf of the Board

“John Theobald” Director	“W. Barry Girling” Director

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

I-Minerals Inc.
Condensed Interim Consolidated Statements of Loss
For the three months ended July 31, 2022 and 2021
(Unaudited - Expressed in US dollars)

		2022	2021
	Notes	$	$

OPERATING EXPENSES
Amortization		444	633
Management and consulting fees	8	50,462	52,114
Mineral property expenditures		131,045	136,091
General and miscellaneous		30,880	52,524
Professional fees	8	59,027	99,320
		(271,858)	(340,682)

OTHER (EXPENSE) INCOME
Foreign exchange (loss) gain		(68)	821
Interest and penalty expense	6	(204,274)	(70,709)

LOSS FOR THE PERIOD		(476,200)	(410,570)

Loss per share – basic and diluted		(0.01)	(0.00)
Weighted average number of shares outstanding		93,730,212	93,730,212

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

I-Minerals Inc.
Condensed Interim Consolidated Statements of Cash Flows
For the three months ended July 31, 2022 and 2021
(Unaudited - Expressed in US dollars)

	2022 $	2021 $
OPERATING ACTIVITIES
Net loss for the period	(476,200)	(410,570)
Items not involving cash:
Amortization	444	633
Change in non-cash operating working capital items:
Receivables	(4,172)	(2,947)
Prepaids	6,230	23,017
Accounts payable and accrued liabilities	192,917	89,129

Cash flows used in operating activities	(280,781)	(300,738)

FINANCING ACTIVITIES
Proceeds from promissory notes received	425,000	250,000

Cash flows from financing activities	425,000	250,000

CHANGE IN CASH EQUIVALENTS	144,219	(50,738)

CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD	20,456	110,684

CASH AND CASH EQUIVALENTS, END OF THE PERIOD	164,675	59,946

SUPPLEMENTAL CASH FLOW INFORMATION (Note 10)

Interest paid	-	-
Taxes paid	-	-

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

I-Minerals Inc.
Condensed Interim Consolidated Statements of Capital Deficit
For the three months ended July 31, 2022 and 2021
(Unaudited - Expressed in US dollars)

	Number of Shares #	Amount $	Additional Paid-in Capital $	Accumulated Deficit $	Total Capital Deficit $

Balance at April 30, 2021	93,730,212	19,225,087	1,865,342	(53,906,790)	(32,816,361)

Loss for the period	-	-	-	(410,570)	(410,570)

Balance at July 31, 2021	93,730,212	19,225,087	1,865,342	(54,317,360)	(33,226,931)

Loss for the period	-	-	-	(944,354)	(944,354)

Balance at April 30, 2022	93,730,212	19,225,087	1,865,342	(55,261,714)	(34,171,285)

Loss for the period	-	-	-	(476,200)	(476,200)

Balance at July 31, 2022	93,730,212	19,225,087	1,865,342	(55,737,914)	(34,647,485)

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

I-Minerals Inc.
Notes to the Condensed Interim Consolidated Financial Statements
For the three months ended July 31, 2022 and 2021
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

Basis of Presentation and Going Concern

The accompanying unaudited condensed interim consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) Article 10 of Regulation S-X on the basis that the Company will continue as a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for the next year.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  At July 31, 2022, the Company had not yet achieved profitable operations, had an accumulated deficit of $55,737,914 since inception and expects to incur further losses in the development of its business, all of which casts substantial doubt upon the Company’s ability to continue as a going concern and, therefore, that it may be unable to realize its assets and discharge its liabilities in the normal course of business.

The Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to develop the Property and to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Although the Company has been successful in the past in obtaining financing, there is no assurance that it will be able to obtain adequate financing in the future or that such financing will be on terms advantageous to the Company.  The Company has been receiving funds from a company controlled by a former director of the Company through promissory notes (Note 6).  Management considers that the Company will be able to obtain additional funds by promissory notes; however, there is no assurance of additional funding being available.  The Company has historically satisfied its capital needs primarily by issuing equity securities and/or promissory notes.  Management plans to continue to provide for its capital needs by issuing promissory notes.

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
For the three months ended July 31, 2022 and 2021
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

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment). There were no assets or liabilities measured at fair value on a nonrecurring basis as at July 31, 2022 and April 30, 2022.

Loss Per Share

The basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. For the three months ended July 31, 2022, loss per share excludes 1,250,000 (2021 – 2,450,000) potentially dilutive common shares (related to outstanding options and warrants) as their effect was anti-dilutive.

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
For the three months ended July 31, 2022 and 2021
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

4.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES:

	July 31, 2022 $	April 30, 2022 $

Trade payables	178,728	189,615
Amounts due to related parties (Note 8)	224,619	224,627
Withholding tax on deemed dividends (Note 6)	896,756	896,756
Interest and penalties payable on promissory notes (Note 6)	260,415	78,579

Total accounts payable and accrued liabilities	1,560,518	1,389,577

5.	LEASE LIABILITY:

The Company entered into a property lease in October 2020 and the Company recognized a lease obligation with respect to the operating lease.  The terms and the outstanding balances as at July 31, 2022 and April 30, 2022 are as follows:

	July 31, 2022 $	April 30, 2022 $

Right-of-use asset from property lease repayable in monthly instalments of $2,332 and an interest rate of 13% per annum and an end date of October 15, 2022	6,847	13,475
Less: current portion	(6,847)	(13,475)

Non-current portion	-	-

The following is a schedule of the Company’s future minimum lease payments related to the office lease obligation:

July 31, 2022 $

2023	6,995
Total minimum lease payments	6,995
Less: imputed interest	(148)
Total present value of minimum lease payments	6,847
Less: current portion	(6,847)
Non-current portion	-

I-Minerals Inc.
Notes to the Condensed Interim Consolidated Financial Statements
For the three months ended July 31, 2022 and 2021
(Unaudited - Expressed in US dollars except where otherwise indicated)

6.	PROMISSORY NOTES DUE TO RELATED PARTY:

	July 31, 2022 $	April 30, 2022 $

Third promissory notes	27,754,581	27,736,602
Fifth promissory notes	3,389,869	3,387,673
Sixth promissory notes	4,079,926	3,652,662

Total promissory notes	35,224,376	34,776,937

The Company has Third Promissory Notes, Fifth Promissory Notes and Sixth Promissory Notes due to a company controlled by a former director of the Company (the “Lender”).  The Third Promissory Notes were due on March 31, 2019.  On March 27, 2019, an amending agreement was entered into extending the maturity date of the Promissory Notes from March 31, 2019 to June 30, 2019 for no consideration.  On June 28, 2019, the Company entered into an amending agreement with the Lender further extending this maturity date to October 31, 2019 for no consideration.  The Fifth Promissory Notes were due on December 31, 2019.  On October 25, 2019, the Company entered into an amending agreement with the Lender extending the maturity date for both notes, for no consideration, to the earlier of (i) June 30, 2020 and (ii) 60 days after a pre-feasibility study has been filed on SEDAR.  The Sixth Promissory Notes have the same maturity date. On June 4, 2020, all three promissory notes were extended to December 15, 2020 for no consideration.  On December 3, 2020, the maturity date was extended to March 15, 2021 for no consideration.  On March 9, 2021 the maturity date was extended to April 15, 2021 for no consideration. On April 15, 2021 the maturity date was extended to May 15, 2021 for no consideration. On May 10, 2021 the maturity date was extended to June 15, 2021 for no consideration. On June 15, 2021 the maturity date was extended to July 15, 2021 for no consideration. On July 15, 2021 the maturity date was extended to August 15, 2021 for no consideration.  In addition, the interest rate was decreased to 0.13% per annum effective May 1, 2021 from 12% to 14%.  On August 13, 2021 the maturity date was extended to September 15, 2021 for no consideration.  On September 13, 2021 the maturity date was extended to October 15, 2021 for no consideration. On October 13, 2021, the maturity date was extended to November 15, 2021 for no consideration. On November 15, 2021, the maturity date was extended to December 15, 2021 for no consideration. On December 15, 2021, the maturity date was extended to January 15, 2022 for no consideration. On January 13, 2022, the maturity date was extended to February 15, 2022 for no consideration.  On February 15, 2022, the maturity date was extended to April 15, 2022 for no consideration.  On April 14, 2022, the maturity date was extended to June 15, 2022 for no consideration.  On June 14, 2022, the maturity date was extended to September 15, 2022 for no consideration.  On September 15, 2022, the maturity date was extended to December 31, 2022 for no consideration.

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

The Company determined that accrued interest on the promissory notes are subject to withholding taxes as the Lender controls over 25% of the common shares of the Company and the Company’s debt to equity ratio exceeded certain statutory limits that caused interest expense deductibility to be partially restricted.  The withholding taxes are payable based on the amount of restricted interest, when such interest is paid or at the end of a fiscal year and are accounted for as a deemed dividend in accordance with ASC 740-10-15-4.  As at July 31, 2022, the Company had recorded $896,756 of withholding tax on the deemed dividends (April 30, 2022 - $896,756) and penalties and interest of $252,801 (April 30, 2022 - $60,000) for the unpaid withholding tax.  As at July 31, 2022, accrued interest on the promissory notes was $7,614 (April 30, 2022 – $18,579).

I-Minerals Inc.
Notes to the Condensed Interim Consolidated Financial Statements
For the three months ended July 31, 2022 and 2021
(Unaudited - Expressed in US dollars except where otherwise indicated)

During the three months ended July 31, 2022, the Company recorded accrued interest of $103,125 (2021 - $60,000) and an estimate of penalties in the amount of $89,676 (2021- $nil) with respect to the accrued withholding tax payable (Note 4).

Third Promissory Notes

The Third Promissory Notes bear interest at the rate of 0.13% per annum and during the three months ended July 31, 2022, the Company recorded interest of $9,102 (2021 - $8,789).  Interest is payable semi-annually as calculated on May 31st and November 30th of each year.  Interest is to be paid either in cash, in common shares or deemed an advance of principal at the option of the Lender.  A 5% late payment penalty may apply if payment is not paid within ten days after the due date.  During the three months ended July 31, 2022, the Lender elected to have interest payable from December 1, 2021 to May 31, 2022 of $17,979 deemed as advances.

Fifth Promissory Notes

On September 11, 2018, the Company entered into a Loan Agreement with the Lender pursuant to which up to $2,500,000 will be advanced to the Company in tranches (the “Fifth Promissory Notes”).  As at July 31, 2022, the Company had received $2,500,000 (April 30, 2022 - $2,500,000) in advances pursuant to the Fifth Promissory Notes. The Fifth Promissory Notes bear interest at the rate of 0.13% per annum and during the three months ended July 31, 2022, the Company recorded interest of $1,111 (2021 - $1,071). Interest is payable semi-annually as calculated on May 31st and November 30th of each year.  Interest is to be paid either in cash, in common shares or deemed an advance of principal at the option of the Lender.  A 5% late payment penalty may apply if payment is not paid within ten days after the due date.  During the three months ended July 31, 2022, the Lender elected to have interest payable from December 1, 2021 to May 31, 2022 of $2,196 deemed as advances.

Sixth Promissory Notes

On October 25, 2019, the Company entered into a Loan Agreement with the Lender pursuant to which up to $700,000 will be advanced to the Company in tranches (the “Sixth Promissory Notes”).  On January 20, 2020 and July 8, 2020, the Company entered into amending agreements whereby the Lender agreed to advance an additional $600,000 and $1,200,000, respectively, under the same terms as the Sixth Promissory Notes.  As at July 31, 2022, the Company had received $3,775,000 in advances pursuant to the Sixth Promissory Notes (April 30, 2022 - $3,350,000). On November 15, 2021, the Company entered into an amending agreement whereby the Lender agreed to advance an additional $500,000, under the same terms as the Sixth Promissory Notes.  On March 21, 2022, the Company entered into an amending agreement whereby the Lender agreed to advance an additional $250,000, under the same terms as the Sixth Promissory Notes.  On June 14, 2022, the Company entered into an amending agreement whereby the Lender agreed to advance an additional $450,000, under the same terms as the Sixth Promissory Notes. On September 15, 2022, the Company entered into an amending agreement whereby the Lender agreed to advance an additional $450,000, under the same terms as the Sixth Promissory Notes.

The Sixth Promissory Notes bear interest at the rate of 0.13% per annum and during the three months ended July 31, 2022, the Company recorded interest of $1,261 (2021 - $849). Interest is payable semi-annually as calculated on May 31st and November 30th of each year.  Interest is to be paid either in cash, in common shares or deemed an advance of principal at the option of the Lender.  A 5% late payment penalty may apply if payment is not paid within ten days after the due date. During the three months ended July 31, 2022, the Lender elected to have interest payable from December 1, 2021 to May 31, 2022 of $2,264 deemed as advances.

The Third Promissory Notes, the Fifth Promissory Notes and the Sixth Promissory Notes are collateralized by the Company’s Helmer-Bovill Property.

I-Minerals Inc.
Notes to the Condensed Interim Consolidated Financial Statements
For the three months ended July 31, 2022 and 2021
(Unaudited - Expressed in US dollars except where otherwise indicated)

The following table outlines the estimated cash payments required, by calendar year, in order to repay the principal balance of the Third Promissory Notes, the Fifth Promissory Notes and the Sixth Promissory Notes:

2023 $	2024 $	2025 $	2026 $	2027 $	Total $
35,224,376	-	-	-	-	35,224,376

7.	SHARE CAPITAL:

Common shares

a)	Authorized:

Unlimited number of common shares, without par value.

The holders of common shares are entitled to receive dividends which are declared from time to time, and are entitled to one vote per share at meetings of the Company. All shares are ranked equally with regards to the Company’s residual assets.

b)	Stock transactions:

During the three months ended July 31, 2022 and 2021, the Company did not complete any stock transactions.

c)	Stock options:

The Company has granted stock options under the terms of its Stock Option Plan (the “Plan”).  The Plan provides that the directors of the Company may grant options to purchase common shares to directors, officers, employees and service providers of the Company on terms that the directors of the Company may determine are within the limitations set forth in the Plan.  The maximum number of shares available under the Plan is limited to 10% of the issued common shares.  The maximum term of stock options is ten years.  All stock options vest on the date of grant, unless otherwise stated.  As at July 31, 2022, the Company had 8,123,021 stock options available for grant pursuant to the Plan (April 30, 2022 – 8,123,021).

The Company’s stock options outstanding as at July 31, 2022 and the changes for the period then ended are as follows:

	Number Outstanding	Weighted Average Exercise Price (in CAD$)

Balance outstanding at April 30, 2021	2,750,000	0.26
Expired	(1,500,000)	0.26

Balance outstanding at April 30, 2022	1,250,000	0.25

Balance outstanding at July 31, 2022	1,250,000	0.25

Balance exercisable at July 31, 2022	-	-

I-Minerals Inc.
Notes to the Condensed Interim Consolidated Financial Statements
For the three months ended July 31, 2022 and 2021
(Unaudited - Expressed in US dollars except where otherwise indicated)

Summary of stock options outstanding at July 31, 2022:

Security	Number Outstanding		Number Exercisable		Exercise Price (CAD$)	Expiry Date	Remaining Contractual Life (years)

Stock options	1,250,000	(1)	-	(1)	0.25	August 9, 2023	1.02

Notes:
(1)

1,250,000 stock options vest on the completion of certain milestones including equity financing, project financing, mine construction and achieving commercial production.  200,000 stock options vested as to 25% every three months from the date of grant.

As at July 31, 2022, the unamortized compensation cost of options is $93,382 and the intrinsic value of options expected to vest is $nil.

8.	RELATED PARTY TRANSACTIONS:

During the three months ended July 31, 2022, management and consulting fees of $24,000 (2021 - $24,000) were charged by RJG Capital Corporation, a wholly-owned company of W. Barry Girling, Director.  Wayne Moorhouse, Director, charged $4,211 (2021 - $5,706) in management and consulting fees.  Gary Childress, Director, charged $3,501 (2021 - $3,657) in management and consulting fees.  $5,950 (2021 - $7,440) was charged by Malaspina Consultants Inc. for the services of Matt Anderson, CFO, and are included in professional fees.

Included in accounts payable and accrued liabilities are amounts owed to directors or officers or companies controlled by them.  As at July 31, 2022, the amount was $224,619 (April 30, 2022 – $224,627).  All amounts are non-interest bearing, unsecured, and due on demand.

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

Investing and financing activities that affect recognized assets or liabilities but that do not result in cash receipts or cash payments are excluded from the consolidated statements of cash flows.  During the three months ended July 31, 2022, the following transactions were excluded from the consolidated statement of cash flows:

a)	The transfer of $22,439 of interest payable on the Third, Fifth and Sixth Promissory Notes from accounts payable and accrued liabilities to promissory notes; and,

b)

Deferred mineral property expenditures of $40,062 included in accounts payable and accrued liabilities at July 31, 2022, less $40,062 included in accounts payable at April 30, 2022 (net inclusion of $nil).

During the three months ended July 31, 2021, the following transactions were excluded from the consolidated statement of cash flows:

a)	The transfer of $1,625,421 of interest payable on the Third, Fifth and Sixth Promissory Notes from accounts payable and accrued liabilities to promissory notes; and,

I-Minerals Inc.
Notes to the Condensed Interim Consolidated Financial Statements
For the three months ended July 31, 2022 and 2021
(Unaudited - Expressed in US dollars except where otherwise indicated)

b)

Deferred mineral property expenditures of $40,062 included in accounts payable and accrued liabilities at July 31, 2021, less $40,062 included in accounts payable at April 30, 2021 (net inclusion of $nil).

11.	SUBSEQUENT EVENTS:

Subsequent to July 31, 2022:

i)	On August 31, 2022, the Company received $150,000 pursuant to the Sixth Promissory Notes.

ii)

On September 15, 2022, the maturity date of the promissory notes was extended to December 31, 2022 for no consideration.  In addition, the Lender agreed to advance an additional $450,000, under the same terms as the Sixth Promissory Notes.

iii)

On September 13, 2022, the Company entered into a Stock Purchase Agreement with BV Lending, LLC, an Idaho limited liability company ("BV Lending") and the Company's subsidiary, i-minerals USA, Inc. ("i-minerals USA"), an Idaho company that owns the leases that comprise the Helmer-Bovill Property, (the "Stock Purchase Agreement"), pursuant to which the Company has agreed to sell all of the issued and outstanding common shares of i-minerals USA to BV Lending (the "Transaction").  BV Lending is a non-arm's length party to the Company as it is a company controlled by a former director of the Company.

Key Terms of the Transaction:

-

Immediately prior to closing of the Transaction, the Company will contribute an intercompany debt owed by i-minerals USA to the Company in the amount of approximately $25.7 million, resulting in the cancellation of the outstanding indebtedness.

-	the closing of the Transaction, the Company will sell all of the shares of i-minerals USA to BV Lending for an amount equal to C$3,000,000 (the "Share Value").
-	The Share Value will be satisfied by BV Lending on a non-cash basis by the set off of an equal amount of debt owed by the Company to BV Lending (the "Set Off").
-

Immediately following the Set Off, BV Lending will transfer to the Company the balance of the debt owed by the Company owed by BV Lending (which debt was approximately $35.4 million before the Set Off).

-

Previously entered into loan agreements dated June 1, 2016, September 11, 2018 and October 25, 2019 among the Company, BV Lending and i-minerals USA, including all security granted thereunder, will be terminated and/or discharged.

-	he Company will be subject to non-competition and non-solicitation covenants in favour of BV Lending for a period of five years commencing on closing of the Transaction.
-	The Transaction is subject to the approval of the Transaction by shareholders of the Company (the "Shareholders") and the TSX Venture Exchange.
-

As part of the Transaction, BV Lending has agreed to pay taxes that will become payable by the Company as a result of the Transaction (approximately $450,000).  In consideration for such payment by BV Lending, the Company will issue a promissory note in favor of BV Lending for the amount of the taxes so paid.  The promissory note will be repaid out of any refund received by the Company from the applicable government agency.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report constitute "forward-looking statements.” These statements, identified by words such as “plan,” "anticipate,” "believe,” "estimate,” "should,” "expect" and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. Forward-looking statements involve known and unknown risks, uncertainties, assumptions and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Such factors include, among others, general business, economic, competitive, political and social uncertainties; the actual results of current exploration and development activities; changes in project parameters as plans continue to be refined; changes in labour costs or other costs of production; future mineral prices; equipment or processes to operate as anticipated; accidents, labour disputes and other risks of the mining industry, including but not limited to environmental hazards, cave-ins, pit-wall failures, flooding, rock bursts and other acts of God or unfavourable operating conditions and losses; delays in obtaining governmental approvals or financing or in the completion of development or construction activities, as well as those factors discussed in the section titled "Risk Factors" in our Annual Report on Form 10-K which was filed with the SEC on July 21, 2022.

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

Subsequent Event

On September 13, 2022, the Company entered into a Stock Purchase Agreement with BV Lending, LLC, an Idaho limited liability company ("BV Lending") and the Company's subsidiary, i-minerals USA, Inc. ("i-minerals USA"), an Idaho company that owns the leases that comprise the Helmer-Bovill Property, (the "Stock Purchase Agreement"), pursuant to which the Company has agreed to sell all of the issued and outstanding common shares of i-minerals USA to BV Lending (the "Transaction").  BV Lending is a non-arm's length party to the Company as it is a company controlled by a former director of the Company.

Key Terms of the Transaction:

-

Immediately prior to closing of the Transaction, the Company will contribute an intercompany debt owed by i-minerals USA to the Company in the amount of approximately $25.7 million, resulting in the cancellation of the outstanding indebtedness.

-	At the closing of the Transaction, the Company will sell all of the shares of i-minerals USA to BV Lending for an amount equal to C$3,000,000 (the "Share Value").
-	The Share Value will be satisfied by BV Lending on a non-cash basis by the set off of an equal amount of debt owed by the Company to BV Lending (the "Set Off").
-

Immediately following the Set Off, BV Lending will transfer to the Company the balance of the debt owed by the Company owed by BV Lending (which debt was approximately $35.4 million before the Set Off).

-

Previously entered into loan agreements dated June 1, 2016, September 11, 2018 and October 25, 2019 among the Company, BV Lending and i-minerals USA, including all security granted thereunder, will be terminated and/or discharged.

-	The Company will be subject to non-competition and non-solicitation covenants in favour of BV Lending for a period of five years commencing on closing of the Transaction.

-	The Transaction is subject to the approval of the Transaction by shareholders of the Company (the "Shareholders") and the TSX Venture Exchange.
17

-

As part of the Transaction, BV Lending has agreed to pay taxes that will become payable by the Company as a result of the Transaction (approximately $450,000).  In consideration for such payment by BV Lending, the Company will issue a promissory note in favor of BV Lending for the amount of the taxes so paid.  The promissory note will be repaid out of any refund received by the Company from the applicable government agency.

Following the completion of the Transaction, the Company will have a stronger balance sheet as virtually of its debt will be eliminated. Nevertheless, the Company will not have any mineral properties due to the sale of i-minerals USA, which owns the Helmer-Bovill Property. Accordingly, the Company will need to identify and, if successful, acquire a new business, which it will be positioned to do with a balance sheet free of the existing indebtedness that it is currently unable to service.

Closing of the Transaction is subject to a number of key conditions including shareholder approval, TSX Venture Exchange approval, no more than 5% of the shareholders exercising their dissenting rights and other such other conditions that are customary for this type of Transaction.

Resignation of Mr. Ball

The Company also announces that in advance of the board of directors meeting to consider and approve the Transaction, Mr. Ball resigned as a director of the Company on September 12, 2022 and resigned as a director of i-minerals USA on September 13, 2022.

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
19

The full 2020 PFS was filed on www.sedar.com on April 16, 2020 and is available on the Company’s website.

Plan of Operation and Outlook

Refer to the subsequent event section of this Form 10-Q.

The Company is continuing to take a sequential approach to the development of the Bovill Project.  The Idaho Department of Lands granted the amended Operations and Reclamation Plan on December 18, 2020. Going forward we intend to initiate a Feasibility Study and a Front End Engineering Design Study.

During 2021 I-Minerals developed a solid market for feldspathic sand. The two developed markets include golf course sand for bunkers and top dressing and equestrian sand.  In addition, I-Minerals will be looking to expand the feldspathic sand market to include the tile industry and mortar sand.

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

Rather than pursue the lease amendment process that would only result in an additional 10 year term on the mineral leases, the Company elected to relinquish the 10 year leases and apply for new 20 year mineral leases.  In accordance with IDL procedures the availability of the leases was advertised for 30 days.  With no competing bidders forthcoming, in March 2022 the Company secured the 8 new minerals leases of economic importance.  The 8 leases acquired by the Company hold the resource and reserves relevant to the project, water supply and infrastructure, such leases now expiring in March 2042.  The Company has elected to relinquish 3 additional mineral leases for which it believes the geological potential to support economic deposits of kaolinite and halloysite is very limited.

The ORP, FS and FEED Study is forecasted to take a minimum of 6 months and a maximum of 12 months to complete.  Estimated costs to complete is estimated as follows:

Feasibility Study and FEED Study	$ 885,000
Mineral Marketing	420,000
General and administrative	650,000
Sub total	1,955,000
Contingency	105,000
Total	$ 2,060,000

Results of Operations

Three months ended July 31, 2022

We recorded a net loss of $476,200 ($0.01 per share) for the three months ended July 31, 2022 as compared to a net loss of $410,570 ($0.00 per share) for the three months ended July 31, 2021.  The increase in the net loss recorded for the three months ended July 31, 2022 as compared to the net loss for the three months ended July 31, 2021 is the net result of changes to a number of expenses.  Of note are the following items:

20

•

Management and consulting fees of $50,462 (2021 - $52,114) are comprised of fees to manage our Company. Approximately 75% of the fees to manage our Company are charged to management and consulting fees and the other 25% is charged to mineral property expenditures.

•

Mineral property expenditures of $131,045 (2021 - $136,091) are costs incurred on our Helmer-Bovill Property.  The expenditures in the current period are pre-development costs that have been expensed during the period.  The main components of costs during the current period included metallurgy ($50,509) and engineering and consulting ($30,000).  During the current period, the Company continued to optimize the metallurgical processes and detailed engineering.  Effective January 31, 2019, the Company returned to the evaluation stage for accounting purposes and therefore stopped capitalizing development costs.

•

General and miscellaneous expenses of $30,880 (2021 - $52,524) are comprised of office and telephone expenses, payroll taxes, medical benefits, insurance premiums, travel expenses, promotional expenses, shareholder communication fees, transfer agent fees and filing fees.  The decrease during the current period was due primarily to a decrease in office rent and insurance.

•	Professional fees of $59,027 (2021 - $99,320) include legal fees, audit fees and financial consulting fees. The decrease during the period was due to lower professional tax fees.
•

Interest and penalty expense of $204,274 (2021 - $70,709) is from promissory notes that bear interest at the rates of 12%-14% per year up to April 30, 2021 and 0.13% per year effective May 1, 2021.  Interest and penalty increased due to the penalty and interest recorded on the unpaid withholding tax.

Liquidity and Capital Resources

Our aggregate operating, investing and financing activities during the three months ended July 31, 2022 resulted in a net cash inflow of $144,219 (2021 – outflow of $50,738).  As at July 31, 2022, we had a working capital deficiency of $36,580,736.

During the three months ended July 31, 2022, $280,781 was used in operations (2021 - $300,738) and we received $425,000 from financing activities (2021 - $250,000).

We have been financed by advances pursuant to promissory notes advanced by BV Lending LLC, an entity controlled by Allen L. Ball, a former member of our Board of Directors and our largest shareholder (the “Lender”).  During the three months ended July 31, 2022, the Company was receiving advances pursuant to the Sixth Promissory Notes.  As at July 31, 2022, the balance of the promissory notes was $35,224,376. Subsequent to July 31, 2022, the Company received $150,000 pursuant to the Sixth Promissory Notes.

As at April 30, 2021, the Third Promissory Notes, the Fifth Promissory Notes and the Sixth Promissory Notes had a maturity date of the earlier of (i) June 30, 2020 and (ii) 60 days after a pre-feasibility study has been filed on SEDAR. On June 4, 2020, the promissory notes maturity date was extended from June 30, 2020 to December 15, 2020 for no consideration.  All other terms remained the same.  On December 3, 2020, the Lender agreed to extend the maturity date of the promissory notes to March 15, 2021 for no consideration.  On March 9, 2021, the Lender agreed to extend the maturity date to April 15, 2021 for no consideration. On April 15, 2021 the maturity date was extended to May 15, 2021 for no consideration. On May 10, 2021 the maturity date was extended to June 15, 2021 for no consideration. On June 15, 2021 the maturity date was extended to July 15, 2021 for no consideration. On July 15, 2021 the maturity date was extended to August 15, 2021. In addition, the interest rate was decreased to 0.13% per annum effective May 1, 2021 for no consideration.  On August 13, 2021, the maturity date was extended to September 15, 2021 for no consideration.  On September 13, 2021, the maturity date was extended to October 15, 2021 for no consideration. On October 13, 2021, the maturity date was extended to November 15, 2021 for no consideration. On November 15, 2021, the maturity date was extended to December 15, 2021 for no consideration and the Lender agreed to advance an additional $500,000 under the same terms as the Sixth Promissory Notes. On December 15, 2021, the maturity date was extended to January 15, 2022 for no consideration. On January 13, 2022, the maturity date was extended to February 15, 2022 for no consideration.  On February 15, 2022, the maturity date was extended to April 15, 2022 for no consideration.  On March 21, 2022, the Company entered into an amending agreement whereby the Lender agreed to advance an additional $250,000, under the same terms as the Sixth Promissory Notes. On April 14, 2022, the maturity date was extended to June 15, 2022 for no consideration.  On June 14, 2022, the maturity date was extended to September 15, 2022 for no consideration and the Lender agreed to advance an additional $450,000, under the same terms as the Sixth Promissory Notes. On September 15, 2022, the maturity date was extended to December 31, 2022 for no consideration and the Lender agreed to advance an additional $450,000, under the same terms as the Sixth Promissory Notes.

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

21

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

We do not have the ability to internally generate sufficient cash flows to support our operations for the next twelve months.  We have been receiving funds from a company controlled by a former director of the Company through promissory notes.  We have no formal plan in place to address this going concern issue but consider that we will be able to obtain additional funds by equity financing and/or debt financing; however, there is no assurance of additional funding being available.  As a result, there is substantial doubt about the Company’s ability to continue as a going concern.

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

22

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable

Item 4. Controls and Procedures.

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of July 31, 2022 (the “Evaluation Date”). Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of July 31, 2022. There were no material changes in the Company’s internal control over financial reporting during the first quarter of fiscal 2023.

23

PART II

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

There have been no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K which has been filed with the SEC on July 21, 2022.

Item 2. Sale of Unregistered Securities.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act (The “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the three months ended July 31, 2022, our U.S. exploration properties were not subject to regulation by the Federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977 (the "Mine Act").

Item 5. Other Information.

None.

24

Item 6. Exhibits

3.1	Certificate of Continuation.(2)
3.2	Articles of Continuance.(2)
3.3	Certificate of Amendment.(2)
3.4	Articles of Amendment.(2)
3.5	By-Laws.(2)
10.1	Assignment Agreement with Contingent Right of Reverter dated August 10, 2002, between the Company, Idaho Industrial Minerals, LLC and Northwest Kaolin Inc.(2)
10.2	Amendment and Ratifications of Assignment Agreement with Contingent Right of Reverter dated August 10, 2005, between the Company, Idaho Industrial Minerals, LLC and Northwest Kaolin Inc.(2)
10.3	Second Amendment and Ratifications of Assignment Agreement with Contingent Right of Reverter dated August 10, 2005, between the Company, Idaho Industrial Minerals, LLC and Northwest Kaolin Inc.(2)
10.4	Third Amendment and Ratifications of Assignment Agreement with Contingent Right of Reverter dated August 10, 2008, between the Company, Idaho Industrial Minerals, LLC and Northwest Kaolin Inc.(2)
10.5	Fourth Amendment and Ratifications of Assignment Agreement with Contingent Right of Reverter dated January 1, 2010, between the Company, Idaho Industrial Minerals, LLC and Northwest Kaolin Inc.(2)
10.6	Employment Agreement dated April 1, 2013 between the Company and Thomas M. Conway.(2)
10.7	Loan Agreement dated September 13, 2013 between the Company and BV Lending LLC.(2)
10.8	Stock Option Plan.(1)
10.9	Sales Agreement dated April 28, 2014 between I-Minerals USA, Inc. and Pre-Mix, Inc.(2)
10.10	Loan Agreement dated February 18, 2015 between the Company and BV Lending LLC.(3)
10.11	Amendment Agreement dated December 1, 2015 between the Company and BV Lending LLC.(4)
10.12	Loan Agreement dated June 1, 2016 between the Company and BV Lending LLC. (5)
10.13	Amending Agreement dated October 25, 2017 between the Company and BV Lending LLC. (6)
10.14	Amending Agreement dated January 18, 2018 between the Company and BV Lending LLC. (7)
10.15	Amending Agreement dated March 30, 2018 between the Company and BV Lending LLC. (8)
10.16	Employment Agreement dated March 1, 2018 between the Company and John Theobald. (9)
10.17	Settlement Agreement dated August 3, 2018 between the Company and Thomas Conway. (9)
10.18	Loan Agreement dated September 11, 2018 between the Company and BV Lending LLC. (9)
10.19	Amending Agreement dated March 27, 2019 between the Company and BV Lending LLC
10.20	Amending Agreement dated June 28, 2019 between the Company and BV Lending LLC
10.21	Loan Agreement dated October 25, 2019 between the Company and BV Lending LLC. (11)
10.22	Amending Agreement dated October 25, 2019 between the Company and BV Lending LLC. (12)
10.23	Amending Agreement dated November 25, 2019 between the Company and BV Lending LLC. (12)
10.24	Amending Agreement dated January 20, 2020 between the Company and BV Lending LLC. (13)
10.25	Amending Agreements dated June 4, 2020 between the Company and BV Lending LLC. (14)
10.26	Amending Agreement dated July 8, 2020 between the Company and BV Lending LLC. (14)
10.27	Amending Agreements dated December 3, 2020 between the Company and BV Lending LLC. (15)
10.28	Amending Agreements dated March 9, 2021 between the Company and BV Lending LLC. (16)
10.29	Amending Agreements dated July 15, 2021 between the Company and BV Lending LLC. (17)
10.30	Amending Agreements dated November 15, 2021 between the Company and BV Lending LLC. (18)
10.31	Amending Agreements dated March 21, 2022 between the Company and BV Lending LLC. (19)
10.32	Amending Agreements dated June 14, 2022 between the Company and BV Lending LLC. (20)
10.33	Stock Purchase Agreement dated September 13, 2022 between the Company and BV Lending LLC. (21)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (Rule 13a-14 and 15d-14 of the Exchange Act)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (Rule 13a-14 and 15d-14 of the Exchange Act)
32.1	Certification of Chief Executive Officer pursuant to pursuant to Section 1350 of Title 18 of the United States Code
32.2	Certification of Chief Financial Officer pursuant to pursuant to Section 1350 of Title 18 of the United States Code
25

Notes:

(1)	Filed as an exhibit to our Registration Statement on Form 10 filed with the SEC on November 17, 2014.
(2)	Filed as an exhibit to our Registration Statement on Form 10/A filed with the SEC on December 24, 2014.
(3)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on March 11, 2015.
(4)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on December 7, 2015.
(5)	Filed as an exhibit to our Form 10-Q filed with the SEC on September 14, 2016.
(6)	Filed as an exhibit to our Form 10-Q filed with the SEC on December 15, 2017.
(7)	Filed as an exhibit to our Form 10-Q filed with the SEC on March 14, 2018.
(8)	Filed as an exhibit to our Form 10-K filed with the SEC on August 3, 2018.
(9)	Filed as an exhibit to our Form 10-Q filed with the SEC on September 14, 2018.
(10)	Filed as an exhibit to our Form 10-K filed with the SEC on July 29, 2019.
(11)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on November 8, 2019.
(12)	Filed as an exhibit to our Form 10-Q filed with the SEC on December 16, 2019.
(13)	Filed as an exhibit to our Form 10-Q filed with the SEC on March 13, 2020.
(14)	Filed as an exhibit to our Form 10-K filed with the SEC on July 28, 2020.
(15)	Filed as an exhibit to our Form 10-Q filed with the SEC on December 11, 2020.
(16)	Filed as an exhibit to our Form 10-Q filed with the SEC on March 15, 2021.
(17)	Filed as an exhibit to our Form 10-K filed with the SEC on August 11, 2021.
(18)	Filed as an exhibit to our Form 10-Q filed with the SEC on December 15, 2021.
(19)	Filed as an exhibit to our Form 10-Q filed with the SEC on March 24, 2022.
(20)	Filed as an exhibit to our Form 10-K filed with the SEC on July 21, 2022
(21)	Filed as an exhibit to our Form 8-K filed with the SEC on September 19, 2022.
26

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

I-MINERALS INC.

Date:	September 19, 2022	By:	/s/ John Theobald
JOHN THEOBALD
Chief Executive Officer and President
(Principal Executive Officer)

Date:	September 19, 2022	By:	/s/ Matthew Anderson
MATTHEW ANDERSON
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	September 19, 2022	By:	/s/ John Theobald
JOHN THEOBALD
Chief Executive Officer, President and Director

Date:	September 19, 2022	By:	/s/ W. Barry Girling
W. BARRY GIRLING
Director

Date:	September 19, 2022	By:	/s/ Gary Childress
GARY CHILDRESS
Director

Date:	September 19, 2022	By:	/s/ Wayne Moorhouse
WAYNE MOORHOUSE
Director