Form 10-Q
period 2023-01-31
I-Minerals Inc
filed 2023-03-14
CIK 1405663

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: January 31, 2023

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

(208) 953-7372

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

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $1.0 million, based upon the closing sale price of the registrant’s common stock as reported by the TSX Venture Exchange on October 31, 2022 and converted to USD based on the Bank of Canada noon rate as of the same date.

As of March 14, 2023, the registrant had 93,730,212 outstanding shares of common stock.

I-Minerals Inc.

2

PART I – FINANCIAL INFORMATION

I-Minerals Inc.

Condensed Interim Consolidated Financial Statements

For the three and nine months ended January 31, 2023 and 2022

(Unaudited - Expressed in US dollars)

I-Minerals Inc. Condensed Interim Consolidated Balance Sheets January 31, 2023 and April 30, 2022
(Unaudited - Expressed in US dollars) (Prepared in accordance with US GAAP)

	Notes	January 31, 2023 $	April 30, 2022 $
ASSETS
Current assets
Cash		15,177	14,029
Receivables		10,497	19,584
Prepaids		3,149	23,079
Assets held-for-sale	11	1,999,524	1,952,012

TOTAL ASSETS		2,028,347	2,008,704

LIABILITIES
Current liabilities
Accounts payable and accrued liabilities	4,8	1,518,112	1,250,188
Promissory notes due to related party	6,12	35,757,356	34,776,937
Liabilities held-for-sale	11	217,014	152,864

TOTAL LIABILITIES		37,492,482	36,179,989

CAPITAL DEFICIT
Capital Stock
Authorized:
Unlimited common shares with no par value
Issued and fully paid: 93,730,212 (April 30, 2022 – 93,730,212)	7	19,225,087	19,225,087
Additional paid-in capital		1,865,342	1,865,342
Deficit		(56,554,564)	(55,261,714)
TOTAL CAPITAL DEFICIT		(35,464,135)	(34,171,285)

TOTAL LIABILITIES AND CAPITAL DEFICIT		2,028,347	2,008,704

Basis of Presentation and Going Concern (Note 1)

Subsequent Events (Notes 11 and 12)

On behalf of the Board

“John Theobald” Director	“W. Barry Girling” Director

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

I-Minerals Inc. Condensed Interim Consolidated Statements of Loss For the three and nine months ended January 31, 2023 and 2022
(Unaudited - Expressed in US dollars)

		Three months ended January 31,		Nine months ended January 31,
		2023	2022	2023	2022
	Notes	$	$	$	$

OPERATING EXPENSES
Management and consulting fees	8	23,975	25,913	75,071	78,079
General and miscellaneous		22,191	27,565	52,297	109,314
Professional fees	8	111,267	36,764	273,155	180,445

		(157,433)	(90,242)	(400,523)	(367,838)
OTHER (EXPENSE) INCOME FROM CONTINUING OPERATION
Foreign exchange gain (loss)		(11,817)	819	(8,294)	1,415
Interest and penalty expense	6	(20,177)	-	(224,188)	(60,000)

LOSS FOR THE PERIOD FROM CONTINUING OPERATIONS	11	(189,427)	(89,423)	(633,005)	(426,423)
Loss for the period from discontinued operations	11	(290,221)	(210,303)	(659,845)	(598,540)

NET LOSS FOR THE PERIOD		(479,648)	(299,726)	(1,292,850)	(1,024,963)

Loss per share from continuing operations– basic and diluted		(0.00)	(0.00)	(0.01)	(0.00)
Loss per share from discontinued operations – basic and diluted		(0.00)	(0.00)	(0.01)	(0.01)
Weighted average number of shares outstanding		93,730,212	93,730,212	93,730,212	93,730,212

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

I-Minerals Inc. Condensed Interim Consolidated Statements of Cash Flows For the nine months ended January 31, 2023 and 2022
(Unaudited - Expressed in US dollars)

	2023 $	2022 $
OPERATING ACTIVITIES
Net loss for the period	(1,292,850)	(1,024,963)
Items not involving cash:
Amortization	1,442	1,901
Change in non-cash operating working capital items:
Receivables	9,087	(10,665)
Prepaids	18,038	20,043
Accounts payable and accrued liabilities	342,218	99,414

Cash flows used in operating activities from continuing operations	(326,195)	(351,109)
Cash flows used in operating activities from discontinued operations	(595,870)	(563,161)
	(922,065)	(914,270)
INVESTING ACTIVITIES
Purchase of equipment	(12,790)	-

Cash flows used in investing activities from discontinued operations	(12,790)	-

FINANCING ACTIVITIES
Proceeds from promissory notes received	935,000	850,000

Cash flows from financing activities from continuing operations	935,000	850,000

CHANGE IN CASH	145	(64,270)

CASH, BEGINNING OF THE PERIOD	20,456	110,684

CASH, END OF THE PERIOD	20,601	46,414

SUPPLEMENTAL CASH FLOW INFORMATION (Note 10)

Interest paid	-	-
Taxes paid	-	-

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

I-Minerals Inc. Condensed Interim Consolidated Statements of Capital Deficit For the nine months ended January 31, 2023 and 2022
(Unaudited - Expressed in US dollars)
	Number of Shares #	Amount $	Additional Paid-in Capital $	Accumulated Deficit $	Total Capital Deficit $

Balance at April 30, 2021	93,730,212	19,225,087	1,865,342	(53,906,790)	(32,816,361)

Loss for the period	-	-	-	(410,570)	(410,570)

Balance at July 31, 2021	93,730,212	19,225,087	1,865,342	(54,317,360)	(33,226,931)

Loss for the period	-	-	-	(314,667)	(314,667)

Balance at October 31, 2021	93,730,212	19,225,087	1,865,342	(54,632,027)	(33,541,598)

Loss for the period	-	-	-	(299,726)	(299,726)

Balance at January 31, 2022	93,730,212	19,225,087	1,865,342	(54,931,753)	(33,841,324)

Loss for the period	-	-	-	(329,961)	(329,961)

Balance at April 30, 2022	93,730,212	19,225,087	1,865,342	(55,261,714)	(34,171,285)

Loss for the period	-	-	-	(476,200)	(476,200)

Balance at July 31, 2022	93,730,212	19,225,087	1,865,342	(55,737,914)	(34,647,485)

Loss for the period	-	-	-	(337,002)	(337,002)

Balance at October 31, 2022	93,730,212	19,225,087	1,865,342	(56,074,916)	(34,984,487)

Loss for the period	-	-	-	(479,648)	(479,648)

Balance at January 31, 2023	93,730,212	19,225,087	1,865,342	(56,554,564)	(35,464,135)

 The accompanying notes are an integral part of these condensed interim consolidated financial statements.

I-Minerals Inc. Notes to the Condensed Interim Consolidated Financial Statements For the nine months ended January 31, 2023 and 2022
(Unaudited - Expressed in US dollars except where otherwise indicated)

1.	NATURE OF BUSINESS AND BASIS OF PRESENTATION AND LIQUIDITY:

I-Minerals Inc. (the “Company”) was incorporated under the laws of British Columbia, Canada, in 1984.  In 2004, we changed our corporate jurisdiction from a British Columbia company to a Canadian corporation.  The Company is listed for trading on the TSX Venture Exchange under the symbol “IMA” and the OTC Pink Market under the symbol “IMAHF”.  On March 9, 2023, the Company announced that the Company’s name will change to “Highcliff Metals Corp.” and the issued and outstanding common shares will be consolidated on a ratio of up to ten (10) pre-consolidated shares to one (1) post-consolidated share, subject to TSX Venture Exchange approval.

The Company’s principal business was the development of the Helmer-Bovill industrial mineral property (“the Property”) located in Latah County, Idaho. The Helmer-Bovill property is comprised of eleven mineral leases that host potentially economic deposits of feldspar, quartz and kaolinitic clays, primarily kaolinite and halloysite.

On September 14, 2022, the Company entered into a Stock Purchase Agreement with BV Lending, LLC, an Idaho limited liability company, controlled by a major shareholder and former director of the Company and the Company's subsidiary, I-Minerals USA, Inc., an Idaho company that owns the leases that comprise the Helmer-Bovill Property, to sell all of the issued and outstanding common shares of I-Minerals USA Inc. to BV Lending, LLC.  The Transaction was approved by shareholders of the Company at the Annual General and Special Meeting held on March 2, 2023.  On March 6, 2023, the Transaction closed (Note 11).

Basis of Presentation and Going Concern

The accompanying unaudited condensed interim consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) Article 10 of Regulation S-X on the basis that the Company will continue as a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for the next year.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  At January 31, 2023, the Company had not yet achieved profitable operations, had an accumulated deficit of $56,554,564 since inception and expects to incur further losses in the development of its business, all of which casts substantial doubt upon the Company’s ability to continue as a going concern and, therefore, that it may be unable to realize its assets and discharge its liabilities in the normal course of business.

The Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to continue business operations.  Although the Company has been successful in the past in obtaining financing, there is no assurance that it will be able to obtain adequate financing in the future or that such financing will be on terms advantageous to the Company.  The Company has historically satisfied its capital needs primarily by issuing equity securities and/or promissory notes.  Upon completion of the sale of I-Minerals USA Inc., the Company plans to undertake a financing to fund its operations and reduce monthly expenses in an effort to conserve cash. There is no assurance of additional funding being available.  As a result, there is substantial doubt about the Company’s ability to continue as a going concern.

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

Financial Instruments and Fair Value Measures

The book value of cash, receivables, accounts payable and accrued liabilities approximate their fair values due to the immediate or short-term maturity of those instruments.  The fair value hierarchy under US GAAP is based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

I-Minerals Inc. Notes to the Condensed Interim Consolidated Financial Statements For the nine months ended January 31, 2023 and 2022
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

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment). There were no assets or liabilities measured at fair value on a nonrecurring basis as at January 31, 2023 and April 30, 2022.

Loss Per Share

The basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. For the nine months ended January 31, 2023, loss per share excludes 1,250,000 (2022 – 2,250,000) potentially dilutive common shares (related to outstanding options) as their effect was anti-dilutive.

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

I-Minerals Inc. Notes to the Condensed Interim Consolidated Financial Statements For the nine months ended January 31, 2023 and 2022
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

4.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES:

	January 31, 2023 $	April 30, 2022 $

Trade payables	270,248	189,615
Amounts due to related parties (Note 8)	227,427	224,627
Withholding tax on deemed dividends (Note 6)	896,756	896,756
Interest and penalties payable on promissory notes (Note 6)	292,898	78,579

Total accounts payable and accrued liabilities	1,687,329	1,389,577

The Company has obtained an indemnification from BV Lending, LLC for the Company’s withholding tax liability, interest and penalties owing.

5.	LEASE LIABILITY:

The Company entered into a property lease in October 2020 and the Company recognized a lease obligation with respect to the operating lease.  The terms and the outstanding balances as at January 31, 2023 and April 30, 2022 are as follows:

	January 31, 2023 $	April 30, 2022 $

Right-of-use asset from property lease repayable in monthly instalments of $2,332 and an interest rate of 13% per annum and an end date of October 15, 2022	-	13,475
Lease liability in held-for-sale liabilities (Note 11)	-	13,475

I-Minerals Inc. Notes to the Condensed Interim Consolidated Financial Statements For the nine months ended January 31, 2023 and 2022
(Unaudited - Expressed in US dollars except where otherwise indicated)

The Company extended its property lease in October 2022 and the Company recognized a lease obligation with respect to the operating lease.  The terms and the outstanding balances as at January 31, 2023 are as follows:

January 31, 2023 $

Right-of-use asset from property lease repayable in monthly instalments of $2,382 and an interest rate of 5% per annum and an end date of October 15, 2024	47,797
Lease liability in held-for-sale liabilities (Note 11)	47,797

The following is a schedule of the Company’s future minimum lease payments related to the office lease obligation:

January 31, 2023 $

2023	7,146
2024	28,582
2025	14,291
Total minimum lease payments	50,019
Less: imputed interest	(2,222)
Total present value of minimum lease payments	47,797

6.	PROMISSORY NOTES DUE TO RELATED PARTY:

	January 31, 2023 $	April 30, 2022 $

Third promissory notes	27,772,671	27,736,602
Fifth promissory notes	3,392,079	3,387,673
Sixth promissory notes	4,592,606	3,652,662

Total promissory notes	35,757,356	34,776,937

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

I-Minerals Inc. Notes to the Condensed Interim Consolidated Financial Statements For the nine months ended January 31, 2023 and 2022
(Unaudited - Expressed in US dollars except where otherwise indicated)

On October 13, 2021, the maturity date was extended to November 15, 2021 for no consideration. On November 15, 2021, the maturity date was extended to December 15, 2021 for no consideration. On December 15, 2021, the maturity date was extended to January 15, 2022 for no consideration. On January 13, 2022, the maturity date was extended to February 15, 2022 for no consideration.  On February 15, 2022, the maturity date was extended to April 15, 2022 for no consideration.  On April 14, 2022, the maturity date was extended to June 15, 2022 for no consideration.  On June 14, 2022, the maturity date was extended to September 15, 2022 for no consideration.  On September 15, 2022, the maturity date was extended to December 31, 2022 for no consideration.  On December 31, 2022, the maturity date was extended to February 15, 2023 for no consideration.  On February 14, 2023, the maturity date was extended to March 10, 2023 for no consideration. The promissory notes were settled on March 6, 2023, the date of closing the Transaction (Note 11).

In accordance with the guidance of ASC 470-50 and ASC 470-60, the Company determined that the March 27, 2019, June 28, 2019, October 25, 2019, June 4, 2020, December 3, 2020, March 9, 2021, April 15, 2021, May 10, 2021, June 15, 2021, July 15, 2021, August 13, 2021, September 13, 2021, October 13, 2021, November 15, 2021, December 15, 2021, January 13, 2022, February 15, 2022, April 14, 2022, June 14, 2022, September 15, 2022, December 31, 2022 and February 14, 2023 extension agreements qualified as troubled debt restructurings.  However, as the Company did not transfer assets or grant an equity interest to the Lender and since the carrying amount of the promissory notes at the time of the restructurings did not exceed the total future cash payments specified by the new terms, this change was accounted for prospectively using the effective interest rate that equates the carrying amount to the expected future cash flows.

Certain conditions may result in early repayment including immediate repayment in the event a person currently not related to the Company acquires more than 40% of the outstanding common shares of the Company.

The Company determined that accrued interest on the promissory notes are subject to withholding taxes as the Lender controls over 25% of the common shares of the Company and the Company’s debt to equity ratio exceeded certain statutory limits that caused interest expense deductibility to be partially restricted.  The withholding taxes are payable based on the amount of restricted interest, when such interest is paid or at the end of a fiscal year and are accounted for as a deemed dividend in accordance with ASC 740-10-15-4.  As at January 31, 2023, the Company had recorded $896,756 of withholding tax on the deemed dividends (April 30, 2022 - $896,756) and penalties and interest of $284,188 (April 30, 2022 - $60,000) for the unpaid withholding tax.  As at January 31, 2023, accrued interest on the promissory notes was $8,710 (April 30, 2022 – $18,579).

During the nine months ended January 31, 2023, the Company recorded accrued interest of $134,512 (2022 - $60,000) and an estimate of penalties in the amount of $89,676 (2022- $nil) with respect to the accrued withholding tax payable (Note 4).

Third Promissory Notes

The Third Promissory Notes bear interest at the rate of 0.13% per annum and during the nine months ended January 31, 2023, the Company recorded interest of $27,295 (2022 - $26,953).  During the nine months ended January 31, 2023 and 2022, the interest expense is included in loss from discontinued operations.  Interest is payable semi-annually as calculated on May 31st and November 30th of each year.  Interest is to be paid either in cash, in common shares or deemed an advance of principal at the option of the Lender.  A 5% late payment penalty may apply if payment is not paid within ten days after the due date. During the nine months ended January 31, 2023, the Lender elected to have interest payable from December 1, 2021 to May 31, 2022 of $17,979 and interest payable from June 1, 2022 to November 30, 2022 of $18,090 deemed as advances.

Fifth Promissory Notes

On September 11, 2018, the Company entered into a Loan Agreement with the Lender pursuant to which up to $2,500,000 will be advanced to the Company in tranches (the “Fifth Promissory Notes”).  As at January 31, 2023, the Company had received $2,500,000 (April 30, 2022 - $2,500,000) in advances pursuant to the Fifth Promissory Notes. The Fifth Promissory Notes bear interest at the rate of 0.13% per annum and during the nine months ended January 31, 2023, the Company recorded interest of $3,708 (2022 - $3,290). During the nine months ended January 31, 2023 and 2022, the interest expense is included in loss from discontinued operations.

I-Minerals Inc. Notes to the Condensed Interim Consolidated Financial Statements For the nine months ended January 31, 2023 and 2022
(Unaudited - Expressed in US dollars except where otherwise indicated)

Interest is payable semi-annually as calculated on May 31st and November 30th of each year.  Interest is to be paid either in cash, in common shares or deemed an advance of principal at the option of the Lender.  A 5% late payment penalty may apply if payment is not paid within ten days after the due date.  During the nine months ended January 31, 2023, the Lender elected to have interest payable from December 1, 2021 to May 31, 2022 of $2,196 and interest payable from June 1, 2022 to November 30, 2022 of $2,209 deemed as advances.

Sixth Promissory Notes

On October 25, 2019, the Company entered into a Loan Agreement with the Lender pursuant to which up to $700,000 will be advanced to the Company in tranches (the “Sixth Promissory Notes”).  On various dates, the Company entered into amending agreements whereby the Lender agreed to advance additional funds under the same terms as the Sixth Promissory Notes.  As at January 31, 2023, the Company had received $4,285,000 in advances pursuant to the Sixth Promissory Notes (April 30, 2022 - $3,350,000).

The Sixth Promissory Notes bear interest at the rate of 0.13% per annum and during the nine months ended January 31, 2023, the Company recorded interest of $4,547 (2022 - $2,864). During the nine months ended January 31, 2023 and 2022, the interest expense is included in loss from discontinued operations.  Interest is payable semi-annually as calculated on May 31st and November 30th of each year.  Interest is to be paid either in cash, in common shares or deemed an advance of principal at the option of the Lender.  A 5% late payment penalty may apply if payment is not paid within ten days after the due date. During the nine months ended January 31, 2023, the Lender elected to have interest payable from December 1, 2021 to May 31, 2022 of $2,264 and interest payable from June 1, 2022 to November 30, 2022 of $2,679 deemed as advances.

The Third Promissory Notes, the Fifth Promissory Notes and the Sixth Promissory Notes are collateralized by the Company’s Helmer-Bovill Property.

The following table outlines the estimated cash payments required, by calendar year, in order to repay the principal balance of the Third Promissory Notes, the Fifth Promissory Notes and the Sixth Promissory Notes:

2023 $	2024 $	2025 $	2026 $	2027 $	Total $
35,757,356	-	-	-	-	35,757,356

7.	SHARE CAPITAL:

Common shares

a)	Authorized:

Unlimited number of common shares, without par value.

The holders of common shares are entitled to receive dividends which are declared from time to time, and are entitled to one vote per share at meetings of the Company. All shares are ranked equally with regards to the Company’s residual assets.

b)	Stock transactions:

During the nine months ended January 31, 2023 and 2022, the Company did not complete any stock transactions.

c)	Stock options:

The Company has granted stock options under the terms of its Stock Option Plan (the “Plan”).  The Plan provides that the directors of the Company may grant options to purchase common shares to directors, officers, employees and service providers of the Company on terms that the directors of the Company may determine are within the limitations set forth in the Plan.  The maximum number of shares available under the Plan is limited to 10% of the issued common shares.  The maximum term of stock options is ten years.  All stock options vest on the date of grant, unless otherwise stated.  As at January 31, 2023, the Company had 8,123,021 stock options available for grant pursuant to the Plan (April 30, 2022 – 8,123,021).

I-Minerals Inc. Notes to the Condensed Interim Consolidated Financial Statements For the nine months ended January 31, 2023 and 2022
(Unaudited - Expressed in US dollars except where otherwise indicated)

The Company’s stock options outstanding as at January 31, 2023 and the changes for the period then ended are as follows:

	Number Outstanding	Weighted Average Exercise Price (in CAD$)

Balance outstanding at April 30, 2021	2,750,000	0.26
Expired	(1,500,000)	0.26

Balance outstanding at April 30, 2022	1,250,000	0.25

Balance outstanding at January 31, 2023	1,250,000	0.25

Balance exercisable at January 31, 2023	-	-

Summary of stock options outstanding at January 31, 2023:

Security	Number Outstanding		Number Exercisable		Exercise Price (CAD$)	Expiry Date	Remaining Contractual Life (years)

Stock options	1,250,000	(1)	-	(1)	0.25	August 9, 2023	0.77

Notes:
(1)	1,250,000 stock options vest on the completion of certain milestones including equity financing, project financing, mine construction and achieving commercial production.

As at January 31, 2023, the unamortized compensation cost of options is $93,382 and the intrinsic value of options expected to vest is $nil.

8.	RELATED PARTY TRANSACTIONS:

During the nine months ended January 31, 2023, management and consulting fees of $70,500 (2022 - $72,000) were charged by RJG Capital Corporation, a wholly-owned company of W. Barry Girling, Director.  Wayne Moorhouse, Director, charged $16,477 (2022 - $13,309) in management and consulting fees.  Gary Childress, Director, charged $10,207 (2022 - $10,782) in management and consulting fees.  $23,898 (2022 - $16,126) was charged by Malaspina Consultants Inc. for the services of Matt Anderson, CFO, and are included in professional fees.

Included in accounts payable and accrued liabilities are amounts owed to directors or officers or companies controlled by them.  As at January 31, 2023, the amount was $227,427 (April 30, 2022 – $224,627).  All amounts are non-interest bearing, unsecured, and due on demand.

The promissory notes received from a company controlled by a former director (Note 6) are related party transactions.  The Stock Purchase Agreement (Note 11) with a company controlled by a former director is a related party transaction.

I-Minerals Inc. Notes to the Condensed Interim Consolidated Financial Statements For the nine months ended January 31, 2023 and 2022
(Unaudited - Expressed in US dollars except where otherwise indicated)

9.	SEGMENT DISCLOSURES:

The Company considers its business to comprise a single operating segment being the exploration and development of its resource property.  Substantially all of the Company’s assets and operations are located in Latah County, Idaho.

10.	NON-CASH TRANSACTIONS:

Investing and financing activities that affect recognized assets or liabilities but that do not result in cash receipts or cash payments are excluded from the consolidated statements of cash flows.  During the nine months ended January 31, 2023, the following transactions were excluded from the consolidated statement of cash flows:

a)	The transfer of $45,419 of interest payable on the Third, Fifth and Sixth Promissory Notes from accounts payable and accrued liabilities to promissory notes; and,

b)

Deferred mineral property expenditures of $40,062 included in accounts payable and accrued liabilities at January 31, 2023, less $40,062 included in accounts payable at April 30, 2022 (net inclusion of $nil).

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

On September 14, 2022, the Company entered into a Stock Purchase Agreement with BV Lending, LLC, an Idaho limited liability company ("BV Lending") and the Company's subsidiary, I-Minerals USA, Inc. ("I-Minerals USA"), an Idaho company that owns the leases that comprise the Helmer-Bovill Property, (the "Stock Purchase Agreement"), pursuant to which the Company has agreed to sell all of the issued and outstanding common shares of I-Minerals USA to BV Lending (the "Transaction").  BV Lending is a non-arm's length party to the Company as it is a company controlled by a former director of the Company.  The Transaction was approved by shareholders of the Company at the Annual General and Special Meeting held on March 2, 2023.  On March 6, 2023, the Transaction closed.

Key Terms of the Transaction:

-

Immediately prior to closing of the Transaction, the Company contributed an intercompany debt owed by I-Minerals USA to the Company in the amount of $26,120,368, resulting in the cancellation of the outstanding indebtedness.

-	At the closing of the Transaction, the Company sold all of the shares of I-Minerals USA to BV Lending for an amount equal to C$3,000,000 (the "Share Value").
-	The Share Value was satisfied by BV Lending on a non-cash basis by the set off of an equal amount of debt owed by the Company to BV Lending (the "Set Off").
-	Immediately following the Set Off, BV Lending transferred to the Company the balance of the debt owed by the Company to BV Lending (which debt was $36,186,056 before the Set Off).
-

Previously entered into loan agreements dated June 1, 2016, September 11, 2018 and October 25, 2019 among the Company, BV Lending and I-Minerals USA, including all security granted thereunder, was terminated and/or discharged.

-	The Company will be subject to non-competition and non-solicitation covenants in favour of BV Lending for a period of five years commencing on closing of the Transaction.
-	The Transaction was subject to the approval of the Transaction by shareholders of the Company (the "Shareholders") and the TSX Venture Exchange. Approvals were received.

I-Minerals Inc. Notes to the Condensed Interim Consolidated Financial Statements For the nine months ended January 31, 2023 and 2022
(Unaudited - Expressed in US dollars except where otherwise indicated)

-

As part of the Transaction, BV Lending has agreed to pay taxes that will become payable upon closing by the Company as a result of the Transaction (approximately $450,000).  In consideration for such payment by BV Lending, the Company will issue a promissory note in favor of BV Lending for the amount of the taxes so paid.  The promissory note will be repaid out of any refund received by the Company from the applicable government agency.

The disposition of I-Minerals USA, which includes the Company’s mineral exploration activities, is considered to be a discontinued operation for the Company and accordingly, loss from discontinued operations is included in the consolidated statements of loss for all periods presented.  Included on the consolidated balance sheets at January 31, 2023 and April 30, 2022 are assets and liabilities held-for-sale.  The assets and liabilities of the discontinued operation classified as held-for-sale are as follows:

	January 31, 2023 $	April 30, 2022 $

Cash and cash equivalents	5,424	6,427
Prepaids	7,617	5,725
Equipment and right-of-use asset	64,865	18,242
Mineral property interest and deferred development costs (Note 3)	1,892,410	1,892,410
Deposits	29,208	29,208

Assets held-for-sale	1,999,524	1,952,012

Account payable and accrued liabilities (Note 4)	169,217	139,389
Lease liability (Note 5)	47,797	13,475

Liabilities held-for sale	217,014	152,864

	Three months ended January 31,		Nine months ended January 31,
	2023	2022	2023	2022
	$	$	$	$

OPERATING EXPENSES
Amortization	445	634	1,442	1,901
Management and consulting fees	24,750	24,750	74,250	74,250
Mineral property expenditures	193,331	150,828	484,733	435,478
General and miscellaneous	16,301	14,340	19,097	44,225
Professional fees	41,902	4,750	42,724	8,850

	(276,729)	(195,302)	(622,246)	(564,704)
OTHER EXPENSE
Foreign exchange loss	(989)	(284)	(2,049)	(729)
Interest expense	(12,503)	(14,717)	(35,550)	(33,107)

Loss for the period from discontinued operations	(290,221)	(210,303)	(659,845)	(598,540)

I-Minerals Inc. Notes to the Condensed Interim Consolidated Financial Statements For the nine months ended January 31, 2023 and 2022
(Unaudited - Expressed in US dollars except where otherwise indicated)

12.	SUBSEQUENT EVENTS:

Subsequent to January 31, 2023:

i)

On February 2, 2023 and March 3, 2023, the Company received $90,000 and $152,000, respectively, pursuant to the Sixth Promissory Notes.  On March 3, 2023, the Lender agreed to have $175,000 of accounts payable and accrued liabilities transferred to the Sixth Promissory Notes.  The balance, including principal and accrued interest, of the Third Promissory Notes, Fifth Promissory Notes and Sixth Promissory Notes due to the Lender of $36,186,056 was settled on March 6, 2023, the date of closing of the Transaction (Note 11).

ii)	On March 6, 2023, the Transaction closed (Note 11).

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report constitute "forward-looking statements.” These statements, identified by words such as “plan,” "anticipate,” "believe,” "estimate,” "should,” "expect" and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. Forward-looking statements involve known and unknown risks, uncertainties, assumptions and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Such factors include, among others, general business, economic, competitive, political and social uncertainties; unfavourable operating conditions and losses, as well as those factors discussed in the section titled "Risk Factors" in our Annual Report on Form 10-K which was filed with the SEC on July 21, 2022. Actual results may vary from such forward-looking information for a variety of reasons, including but not limited to risks and uncertainties disclosed in the section titled “Risk Factors” in our Annual Report on Form 10-K.

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

PART I

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

We were incorporated under the laws of British Columbia, Canada in 1984. In 2004, we changed our corporate jurisdiction from a British Columbia company to a Canadian corporation.  In December 2011, we amended our articles to change our name from “i-minerals inc.” to “I-Minerals Inc.”. On March 9, 2023, the Company announced that the Company’s name will change to “Highcliff Metals Corp.” and the issued and outstanding common shares will be consolidated on a ratio of up to ten (10) pre-consolidated shares to one (1) post-consolidated share, subject to TSX Venture Exchange approval.  The Board of Directors and shareholders of the Company have also approved the continuance of the Company into the Province of British Columbia under the Business Corporations Act (British Columbia).

The Company was engaged in the exploration, evaluation and development of the Helmer-Bovill industrial minerals property (the “Helmer-Bovill Property”).  The Helmer-Bovill Property, in which we held a 100% interest, is comprised of 8 mineral leases totaling 3,483.15 acres located approximately 6 miles northwest of Bovill, Latah County, Idaho.  Since inception, the Company has been in the exploration stage but moved into the development stage in fiscal 2018.  In fiscal 2019, the Company reverted back to the evaluation stage.  On March 6, 2023, we completed the disposition of all issued and outstanding shares of I-Minerals USA Inc., an Idaho company that owns the leases that comprise the Helmer-Bovill Property, to BV Lending, LLC an Idaho limited liability company, pursuant to the terms of a Stock Purchase Agreement dated September 14, 2022, as amended, among the Company, BV Lending, LLC and i-minerals USA, Inc.  See “Discontinued Operations” below.

As a result of the disposition, the Company has no mineral properties and will need to identify and, if successful, acquire a new business, which it will be positioned to do with a balance sheet free of existing indebtedness to BV Lending, LLC. As such, the Company anticipates that it will be transferred to the NEX as the Company will no longer meet the TSX Venture Exchange continued listing standards until the Company acquires a new business.

Our principal executive office is located at Suite 1100, 1199 West Hastings Street, Vancouver, British Columbia, Canada and our telephone number is (208) 953-7372.

We are dependent on debt and equity financing as our primary source of operating working capital.

Discontinued Operations

On September 14, 2022, the Company entered into a Stock Purchase Agreement with BV Lending, LLC, an Idaho limited liability company ("BV Lending") and the Company's subsidiary, I-Minerals USA, Inc. ("I-Minerals USA"), an Idaho company that owns the leases that comprise the Helmer-Bovill Property, (the "Stock Purchase Agreement"), pursuant to which the Company agreed to sell all of the issued and outstanding common shares of I-Minerals USA to BV Lending (the "Transaction").  BV Lending is a non-arm's length party to the Company as it is a company controlled by a former director of the Company.  The Transaction was approved by shareholders of the Company at the Annual General and Special Meeting held on March 2, 2023.  On March 6, 2023, the parties completed the Transaction.

Key Terms of the Transaction:

-

Immediately prior to closing of the Transaction, the Company contributed an intercompany debt owed by I-Minerals USA to the Company in the amount of $26,120,368, resulting in the cancellation of the outstanding indebtedness.

-	At the closing of the Transaction, the Company sold all of the shares of I-Minerals USA to BV Lending for an amount equal to C$3,000,000 (the "Share Value").
-	The Share Value was satisfied by BV Lending on a non-cash basis by the set off of an equal amount of debt owed by the Company to BV Lending (the "Set Off").
-	Immediately following the Set Off, BV Lending transferred to the Company the balance of the debt owed by the Company to BV Lending (which debt was $36,186,056 before the Set Off).
-

Previously entered into loan agreements dated June 1, 2016, September 11, 2018 and October 25, 2019 among the Company, BV Lending and I-Minerals USA, including all security granted thereunder, was terminated and/or discharged.

-	The Company will be subject to non-competition and non-solicitation covenants in favour of BV Lending for a period of five years commencing on closing of the Transaction.
-	The Transaction was subject to the approval of the Transaction by shareholders of the Company (the "Shareholders") and the TSX Venture Exchange. Approvals were received.
-

As part of the Transaction, BV Lending has agreed to pay taxes that will become payable upon closing by the Company as a result of the Transaction (approximately $450,000). In consideration for such payment by BV Lending, the Company will issue a promissory note in favor of BV Lending for the amount of the taxes so paid.  The promissory note will be repaid out of any refund received by the Company from the applicable government agency.

The Transaction is considered to be a discontinued operation for the Company and accordingly, loss from discontinued operations is included in the consolidated statements of loss for all periods presented.  Included on the consolidated balance sheets at January 31, 2023 and April 30, 2022 are assets and liabilities held-for-sale.  The assets and liabilities of the discontinued operation classified as held-for-sale are as follows:

	January 31, 2023 $	April 30, 2022 $

Cash and cash equivalents	5,424	6,427
Prepaids	7,617	5,725
Equipment and right-of-use asset	64,865	18,242
Mineral property interest and deferred development costs	1,892,410	1,892,410
Deposits	29,208	29,208

Assets held-for-sale	1,999,524	1,952,012

Account payable and accrued liabilities	169,217	139,389
Lease liability	47,797	13,475

Liabilities held-for sale	217,014	152,864

Plan of Operation and Outlook

As a result of completion of the Transaction with BV Lending, the Company has disposed of substantially all of its assets, being the shares held in I-Minerals USA, which holds the Helmer-Bovill Property. Until such time that the Company is able to acquire a new mineral property or alternative business, the TSX Venture Exchange will place the Company on notice to move to the NEX Tier of the TSX Venture Exchange. The NEX Tier of the TSX Venture Exchange is for companies that fail to meet continued listing standards.  The Company must continue to comply with reporting requirements under both the United States and Canadian securities laws. However, these requirements should be reduced because we anticipate that we will meet the definition of a “foreign private issuer”. The Company plans to file a Form 15 to terminate and suspend its duty to file reports under the Securities Exchange Act of 1934 after closing the Transaction.

Results of Operations

Three months ended January 31, 2023 and 2022

We recorded a net loss of $479,648 ($0.00 per share) for the three months ended January 31, 2023 as compared to a net loss of $299,726 ($0.00 per share) for the three months ended January 31, 2022.  The increase in the net loss recorded for the three months ended January 31, 2023 as compared to the net loss for the three months ended January 31, 2022 is the net result of changes to a number of expenses.  Of note are the following items:

•

Management and consulting fees of $23,975 (2022 - $25,913) are comprised of fees to manage our Company. Approximately 75% of the fees to manage our Company are charged to management and consulting fees and the other 25% is charged to mineral property expenditures.

•

General and miscellaneous expenses of $22,191 (2022 - $27,565) are comprised of office and telephone expenses, payroll taxes, medical benefits, insurance premiums, travel expenses, promotional expenses, shareholder communication fees, transfer agent fees and filing fees.  The decrease during the current period was due primarily to a decrease in office rent, insurance and transfer agent fees.

•

Professional fees of $111,267 (2022 - $36,764) include legal fees, audit fees and financial consulting fees.  The increase during the period was due to higher audit and legal fees relating to the Transaction.

•	Interest and penalty expense of $20,177 (2022 - $nil) is interest on unpaid withholding tax. Interest from promissory notes is included in loss from discontinued operations.

•

Loss from discontinued operations of $290,221 (2022 - $210,303) is the loss included in I-Minerals USA which is treated as a discontinued operation due to the Transaction. Included in the loss from discontinued operations are management and consulting fees of $24,750 (2022 - $24,750), mineral property expenditures of $193,331 (2022 - $150,828) general and miscellaneous expenses of $16,301 (2022 - $14,340), and interest on promissory notes of $12,503 (2022 - $14,717) amongst other items.

Nine months ended January 31, 2023 and 2022

We recorded a net loss of $1,292,850 ($0.01 per share) for the nine months ended January 31, 2023 as compared to a net loss of $1,024,963 ($0.01 per share) for the nine months ended January 31, 2022.  The increase in the net loss recorded for the nine months ended January 31, 2023 as compared to the net loss for the nine months ended January 31, 2022 is the net result of changes to a number of expenses.  Of note are the following items:

•

Management and consulting fees of $75,071 (2022 - $78,079) are comprised of fees to manage our Company. Approximately 75% of the fees to manage our Company are charged to management and consulting fees and the other 25% is charged to mineral property expenditures.

•

General and miscellaneous expenses of $52,297 (2022 - $109,314) are comprised of office and telephone expenses, payroll taxes, medical benefits, insurance premiums, travel expenses, promotional expenses, shareholder communication fees, transfer agent fees and filing fees.  The decrease during the current period was due primarily to a decrease in office rent, insurance and transfer agent fees.

•

Professional fees of $273,155 (2022 - $180,445) include legal fees, audit fees and financial consulting fees.  The increase during the period was due to higher audit and legal relating to the Transaction.

•	Interest and penalty expense of $224,188 (2022 - $60,000) is interest and penalties on unpaid withholding tax. Interest from promissory notes is included in loss from discontinued operations.

•

Loss from discontinued operations of $659,845 (2022 - $598,540) is the loss included in I-Minerals USA which is treated as a discontinued operation due to the proposed Transaction. Included in the loss from discontinued operations are management and consulting fees of $74,250 (2022 - $74,250), mineral property expenditures of $484,733 (2022 - $435,478) general and miscellaneous expenses of $19,097 (2022 - $44,225), and interest on promissory notes of $35,550 (2022 - $33,107) amongst other items.

Liquidity and Capital Resources

Our aggregate operating, investing and financing activities during the nine months ended January 31, 2023 resulted in a net cash inflow of $145 (2022 – outflow of $64,270).  As at January 31, 2023, we had a working capital deficiency of $35,464,135.

During the nine months ended January 31, 2023, $922,065 was used in operations (2022 - $914,270) and we received $935,000 from financing activities (2022 - $850,000).

We have been financed by advances pursuant to promissory notes advanced by BV Lending LLC, an entity controlled by Allen L. Ball, a former member of our Board of Directors and our largest shareholder (the “Lender”).  During nine months ended January 31, 2023, the Company was receiving advances pursuant to the Sixth Promissory Notes.  As at January 31, 2023, the balance of the promissory notes was $35,757,356. Subsequent to January 31, 2023, the Company received $242,000 pursuant to the Sixth Promissory Notes.  On closing of the Transaction on March 6, 2023, the balance of the debt owed by the Company to BV Lending of $36,186,056 was eliminated.

We are dependent on debt and equity financing as our primary source of operating working capital.  Until such time that the Company is able to acquire a new mineral property or alternative business, the TSX Venture Exchange will place the Company on notice to move to the NEX Tier of the TSX Venture Exchange. The NEX Tier of the TSX Venture Exchange is for companies that fail to meet continued listing standards.  Our capital resources are largely determined by the strength of the junior resource markets and our ability to compete for investor support.

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

After completion of the Transaction with BV Lending, the Company will be required to undertake an equity financing to fund review of asset opportunities.

Beginning in 2020, there was an outbreak of COVID-19 that has impacted the economic environment and the capital markets.  COVID-19 could have a material impact on the Company's financial position, results of operation and cash flows. The Company's liquidity and its ability to continue as a going concern may also be impacted.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable

Item 4. Controls and Procedures.

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of January 31, 2023 (the “Evaluation Date”). Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of January 31, 2023. There were no material changes in the Company’s internal control over financial reporting during the third quarter of fiscal 2023.

PART II

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

There have been no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K which has been filed with the SEC on July 21, 2022.

Item 2. Sale of Unregistered Securities.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act (The “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the nine months ended January 31, 2023, our U.S. exploration properties were not subject to regulation by the Federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977 (the "Mine Act").

Item 5. Other Information.

None.

Item 6. Exhibits

3.1	Certificate of Continuation.(2)
3.2	Articles of Continuance.(2)
3.3	Certificate of Amendment.(2)
3.4	Articles of Amendment.(2)
3.5	By-Laws.(2)
10.1	Assignment Agreement with Contingent Right of Reverter dated August 10, 2002, between the Company, Idaho Industrial Minerals, LLC and Northwest Kaolin Inc.(2)
10.2	Amendment and Ratifications of Assignment Agreement with Contingent Right of Reverter dated August 10, 2005, between the Company, Idaho Industrial Minerals, LLC and Northwest Kaolin Inc.(2)
10.3	Second Amendment and Ratifications of Assignment Agreement with Contingent Right of Reverter dated August 10, 2005, between the Company, Idaho Industrial Minerals, LLC and Northwest Kaolin Inc.(2)
10.4	Third Amendment and Ratifications of Assignment Agreement with Contingent Right of Reverter dated August 10, 2008, between the Company, Idaho Industrial Minerals, LLC and Northwest Kaolin Inc.(2)
10.5	Fourth Amendment and Ratifications of Assignment Agreement with Contingent Right of Reverter dated January 1, 2010, between the Company, Idaho Industrial Minerals, LLC and Northwest Kaolin Inc.(2)
10.6	Employment Agreement dated April 1, 2013 between the Company and Thomas M. Conway.(2)
10.7	Loan Agreement dated September 13, 2013 between the Company and BV Lending LLC.(2)
10.8	Stock Option Plan.(1)
10.9	Sales Agreement dated April 28, 2014 between I-Minerals USA, Inc. and Pre-Mix, Inc.(2)
10.10	Loan Agreement dated February 18, 2015 between the Company and BV Lending LLC.(3)
10.11	Amendment Agreement dated December 1, 2015 between the Company and BV Lending LLC.(4)
10.12	Loan Agreement dated June 1, 2016 between the Company and BV Lending LLC. (5)
10.13	Amending Agreement dated October 25, 2017 between the Company and BV Lending LLC. (6)
10.14	Amending Agreement dated January 18, 2018 between the Company and BV Lending LLC. (7)
10.15	Amending Agreement dated March 30, 2018 between the Company and BV Lending LLC. (8)
10.16	Employment Agreement dated March 1, 2018 between the Company and John Theobald. (9)
10.17	Settlement Agreement dated August 3, 2018 between the Company and Thomas Conway. (9)
10.18	Loan Agreement dated September 11, 2018 between the Company and BV Lending LLC. (9)
10.19	Amending Agreement dated March 27, 2019 between the Company and BV Lending LLC
10.20	Amending Agreement dated June 28, 2019 between the Company and BV Lending LLC
10.21	Loan Agreement dated October 25, 2019 between the Company and BV Lending LLC. (11)
10.22	Amending Agreement dated October 25, 2019 between the Company and BV Lending LLC. (12)
10.23	Amending Agreement dated November 25, 2019 between the Company and BV Lending LLC. (12)
10.24	Amending Agreement dated January 20, 2020 between the Company and BV Lending LLC. (13)
10.25	Amending Agreements dated June 4, 2020 between the Company and BV Lending LLC. (14)
10.26	Amending Agreement dated July 8, 2020 between the Company and BV Lending LLC. (14)
10.27	Amending Agreements dated December 3, 2020 between the Company and BV Lending LLC. (15)
10.28	Amending Agreements dated March 9, 2021 between the Company and BV Lending LLC. (16)
10.29	Amending Agreements dated July 15, 2021 between the Company and BV Lending LLC. (17)
10.30	Amending Agreements dated November 15, 2021 between the Company and BV Lending LLC. (18)
10.31	Amending Agreements dated March 21, 2022 between the Company and BV Lending LLC. (19)
10.32	Amending Agreements dated June 14, 2022 between the Company and BV Lending LLC. (20)
10.33	Stock Purchase Agreement dated September 14, 2022 between the Company and BV LendingC LLC. (21)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (Rule 13a-14 and 15d-14 of the Exchange Act)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (Rule 13a-14 and 15d-14 of the Exchange Act)
32.1	Certification of Chief Executive Officer pursuant to pursuant to Section 1350 of Title 18 of the United States Code
32.2	Certification of Chief Financial Officer pursuant to pursuant to Section 1350 of Title 18 of the United States Code
23

Notes:

(1)	Filed as an exhibit to our Registration Statement on Form 10 filed with the SEC on November 17, 2014.
(2)	Filed as an exhibit to our Registration Statement on Form 10/A filed with the SEC on December 24, 2014.
(3)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on March 11, 2015.
(4)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on December 7, 2015.
(5)	Filed as an exhibit to our Form 10-Q filed with the SEC on September 14, 2016.
(6)	Filed as an exhibit to our Form 10-Q filed with the SEC on December 15, 2017.
(7)	Filed as an exhibit to our Form 10-Q filed with the SEC on March 14, 2018.
(8)	Filed as an exhibit to our Form 10-K filed with the SEC on August 3, 2018.
(9)	Filed as an exhibit to our Form 10-Q filed with the SEC on September 14, 2018.
(10)	Filed as an exhibit to our Form 10-K filed with the SEC on July 29, 2019.
(11)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on November 8, 2019.
(12)	Filed as an exhibit to our Form 10-Q filed with the SEC on December 16, 2019.
(13)	Filed as an exhibit to our Form 10-Q filed with the SEC on March 13, 2020.
(14)	Filed as an exhibit to our Form 10-K filed with the SEC on July 28, 2020.
(15)	Filed as an exhibit to our Form 10-Q filed with the SEC on December 11, 2020.
(16)	Filed as an exhibit to our Form 10-Q filed with the SEC on March 15, 2021.
(17)	Filed as an exhibit to our Form 10-K filed with the SEC on August 11, 2021.
(18)	Filed as an exhibit to our Form 10-Q filed with the SEC on December 15, 2021.
(19)	Filed as an exhibit to our Form 10-Q filed with the SEC on March 24, 2022.
(20)	Filed as an exhibit to our Form 10-K filed with the SEC on July 21, 2022.
(21)	Filed as an exhibit to our Form 8-K filed with the SEC on September 19, 2022.
24

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

I-MINERALS INC.

Date:	March 14, 2023	By:	/s/ John Theobald
JOHN THEOBALD
Chief Executive Officer and President
(Principal Executive Officer)

Date:	March 14, 2023	By:	/s/ Matthew Anderson
MATTHEW ANDERSON
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	March 14, 2023	By:	/s/ John Theobald
JOHN THEOBALD
Chief Executive Officer, President and Director

Date:	March 14, 2023	By:	/s/ W. Barry Girling
W. BARRY GIRLING
Director

Date:	March 14, 2023	By:	/s/ Gary Childress
GARY CHILDRESS
Director

Date:	March 14, 2023	By:	/s/ Wayne Moorhouse
WAYNE MOORHOUSE
Director